Form 10-K
period 1993-12-31
THOMAS INDUSTRIES INC
filed 1994-03-18
CIK 97886

<PAGE 1>
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-K
(Mark One)
/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934  (FEE REQUIRED)
For the fiscal year ended                  December 31, 1993
 _                                     OR
/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         Commission File Number 1-5426.

                             THOMAS INDUSTRIES INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                    61-0505332
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                  Identification Number)

4360 Brownsboro Road, Louisville, Kentucky                     40207
 (Address of principal executive offices)                   (Zip Code)
Registrant's telephone number including area code:  502/893-4600

Securities registered pursuant to Section 12(b) of the Act:
                                                 Name of each exchange
          Title of each class                     on which registered

    Common Stock, $1 Par Value                 New York Stock Exchange
    Preferred Stock Purchase Rights            New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.  Yes   x     No  _____

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes   x     No  _____

As of March 4, 1994, 10,050,595 shares of the registrant's Common Stock were outstanding.

While it is difficult to determine the number of shares owned by non-affiliates (within the meaning of such term under the applicable regulations of the Securities and Exchange Commission), the registrant estimates that the aggregate market value of the registrant's Common Stock held by non-affiliates on March 4, 1994 (based upon an estimate that 90.9 percent of the shares is so owned by non-affiliates and upon the closing price for the Common Stock on the New York Stock Exchange), was $141,600,000.


<PAGE 2>
Portions of the following documents are incorporated into this Form 10-K by reference: Proxy Statement for Annual Meeting
            of Shareholders to be held on April 21, 1994    Part III
            Annual Report to Shareholders for fiscal
            year ended December 31, 1993                    Parts I and II
Exhibit Index is located on page 24.

PART I.

ITEM 1.  BUSINESS

  a.  General Development of Business.

      The Company began operations in 1928 and has grown through both internal expansion and new business acquisitions. Efforts since 1984 have focused on expansion of the Lighting Segment and the Compressors and Vacuum Pumps Segment as the two core businesses. The significant recent additions to these two core segments have been ASF, Pneumotive, Brey, and WISA, all compressor and vacuum pump companies, acquired from 1987 through 1990; and the Lumec and Day-Brite Lighting additions in 1987 and 1989, respectively. These acquisitions have been strategically important to the Company, as they allow us to offer a more complete product line and make us a more prominent participant in both the lighting and compressor and vacuum pump markets.

      The Lighting Segment operates in a multi-faceted industry, serving the residential, commercial, industrial, and outdoor markets. The industry is dominated by five companies in the U.S. and Canada, one of which is Thomas Industries. Although the industry is subject to the cyclicality of residential and commercial construction activity, replacement and renovation activity moderates these cycles somewhat.

      Operations of the Compressors and Vacuum Pump Segment help the Company moderate the impact of the Lighting Segment's vulnerability to construction and economic cycles. Thomas believes it is the major supplier to the original equipment manufacturer (OEM) medical market and a significant participant in its other OEM compressor and vacuum pump markets.

      The Company's other disassociated businesses consist of three smaller operating units that provide commercial construction hardware and consumer fireplaces and fireplace accessory products.

 b.  Financial Information about Industry Segments.

     The information required by this item is set forth in the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1993, in Note 11 of Notes to Consolidated Financial Statements found on page 29 (under the caption "Industry Segment Information"), which information is incorporated herein by reference.

  c. Narrative Description of Business.

     The Company's principal businesses are lighting, including residential, commercial, industrial, and outdoor lighting fixtures; compressors and vacuum pumps; and other products (including door control devices and hardware, fire screens, gas log sets, fireplace accessories, insulated metal chimneys, and zero-clearance fireplaces). The Company designs, manufactures, markets, and sells these products; and maintains corporate offices in Louisville, Kentucky. The Company operates
<PAGE 3>
ITEM 1.  (Continued)

      numerous divisions and subsidiaries, with facilities throughout the U.S. and operations in Canada and Germany. The Company also maintains sales offices in Brazil, England, Italy, and Japan and has joint ventures in Japan and in the U.S. and Canada with a Belgian company.

    Lighting Segment

       The Company's residential lighting products--its original base--are designed for a broad range of consumers. The Company stresses product development to meet changing needs and demands. The Company typically targets the more upscale, single-family homeowner but also has a line for the do-it-yourself homeowner. The Company also is strongly involved in the replacement lighting market, which is a growing component of the overall lighting industry. Under the Thomas and Premier brand names, the Company's residential lighting line includes high-style chandeliers and bathroom fixtures, plus quality lighting products for foyers, dining rooms, living rooms, entertainment areas, kitchens, bedrooms, and outdoors.

       The Thomas and Premier lines are distributed throughout the United States through a network of electrical distributors, retail lighting showrooms, and home centers, which, in turn, sell to electrical contractors, builders, and consumers.

       Residential lighting fixtures are manufactured and sold in the U.S. and Canada under the Thomas and Premier trade names; and those trade names are recognized as important to this Segment's business.

       The Company believes it has established a reputation as an innovator and pioneer in track and recessed lighting technology and is one of the nation's leading manufacturers of fluorescent and high-intensity discharge ("HID") commercial and industrial products, as well as signal and security equipment. The Company's commercial and industrial product line can be applied to virtually any application, using a variety of lamp sources, and is designed for efficiency as well as energy savings. The Company's outdoor lighting products are known for their high performance in efficiency, glare control, and uniformity of illumination. Products are manufactured and sold in the U.S. and Canada under the Day-Brite/Benjamin, Gardco, Capri, Electro/Connect, McPhilben, Omega, Emco, Lumec, and Thomas Lighting trade names.

       The Lighting Segment accounted for 66 percent of the Company's sales in 1993, compared to 68 percent in 1992 and 69 percent in 1991.

    Compressors and Vacuum Pumps Segment

       This Segment includes air compressors and vacuum pumps manufactured under the Thomas name for use in the finished products of other domestic or foreign manufacturers. Its products also are manufactured for private-label sale in the construction compressor






<PAGE 4>
ITEM 1. (Continued)

        industry. Thomas specializes in compressor applications below 1.5 horsepower. Such compressors and vacuum pumps are found in medical equipment, vending machines, photocopiers, computer tape drives, automotive and transportation equipment, liquid dispensing applications, gasoline vapor recovery, and waste disposal equipment. Thomas is the major compressor and vacuum pump participant in the medical OEM industry worldwide. The Company offers a wide selection of branded standard air compressors and vacuum pumps and will modify or design its products to meet exacting OEM applications.

        In addition, the Company manufactures and sells compressors and related accessories for commercial and consumer use. Sales, both domestic and international, traditionally are made through hardware stores, home centers, building supply dealers, and mass merchandisers.

        The Pneumotive Division manufactures rotary vane and piston compressors and vacuum pumps, as well as air motors and vacuum ejectors, for a variety of applications to the OEM market as well as through fluid power and large compressor distributors.

        The Brey Division produces a complementary line of rotary vane compressors and vacuum pumps, with expertise in applications of less than 1/8 horsepower. These products are currently distributed for sale primarily in Europe, with increasing worldwide marketing.

        Under the ASF name, the Company produces diaphragm and peristaltic compressors and vacuum pumps with applications in photography, medical, air and gas sampling, and dish washing equipment, as well as laboratory instruments and leak detection devices. These products are marketed worldwide to original equipment manufacturers.

        WISA produces a line of linear-type vibrating and diaphragm compressors and vacuum pumps for various applications, the foremost of which is gas analyzers. Sales and distribution are made primarily in Europe and the U.S., with expanding availability worldwide.

        The Thomas, ASF, Pneumotive, Brey, WISA, and Sprayit trade names are recognized in the market and are important to the Segment.

        The Compressors and Vacuum Pumps Segment accounted for 29 percent of the Company's sales in 1993, compared to 26 percent in 1992 and 25 percent in 1991.

   Other Products

       Other, smaller divisions of the Company manufacture and market architectural door trim, hardware, and door controls through contract hardware distributors. Door closers, exit devices, and pivots are marketed through original equipment manufacturers. Other products include high-quality glass fire screens, gas log sets, factory-built







<PAGE 5>
ITEM 1.  (Continued)

        fireplaces, chimneys, and fireplace accessories marketed through specialty shops, distributors, and special equipment dealers.

        Jackson Exit Device, Builders Brass Works, Oliver-MacLeod, Portland Willamette, Glassfyre, Premier, Ultrafyre, and Pro-Jet are important trade names to these businesses.

        These products, on a combined basis, accounted for 5 percent of the Company's sales in 1993, compared to 6 percent in 1992 and 6 percent in 1991.

                            --------------------

        No single customer of the Company accounted for more than 10 percent of consolidated net sales or more than 10 percent of any segment's net sales in 1993, and no material part of the business is dependent upon a single customer the loss of which could have a materially adverse effect on the business of the Company.

        The backlog of unshipped orders was $86 million at December 31, 1993-- 56 percent Lighting, 43 percent Compressors and Vacuum Pumps, and 1 percent Other--and $91 million at December 31, 1992--59 percent Lighting, 40 percent Compressors and Vacuum Pumps, and 1 percent Other. The Company believes substantially all of such orders are firm, although some orders are subject to cancellation. Substantially all of these orders are filled in the succeeding year.

        Competition in the lighting industry is strong in all markets served by the Company. The industry has been consolidating significantly over the last few years. It is estimated that five companies control the majority of the market in the U.S. and Canada. Thomas Industries is one of these top five. The Company stresses high quality and energy efficient lighting products, while providing value and strong customer support to compete in its markets.

        The Compressors and Vacuum Pumps Segment competes worldwide in the fractional horsepower compressor and vacuum pump markets. Management believes it is the major supplier to the OEM medical market and a significant participant in its other OEM markets. The Company believes that it has adequate sources of materials and supplies for each of its businesses.

        There is no significant seasonal impact on the business of any industry segment of the Company. Many of the lighting businesses continue to be dependent on the construction markets, which are subject to the overall health of the economy.

        Working capital is provided principally from operating profits. The Company maintains adequate lines of credit and financial resources to meet the anticipated cash requirements in the year ahead.







<PAGE 6>
ITEM 1.  (Continued)

      The Company has various patents and trademarks but does not consider its business to be materially dependent upon any individual patent or trademark.

      During 1993, the Company spent $12.4 million on research activities relating to the development of new products and the improvement of existing products. Substantially all of this amount was Company-sponsored activity. During 1992, the Company spent $12.5 million on these activities and during 1991, $12.1 million.

      Continued compliance with present and reasonably expected federal, state, and local environmental regulations is not expected to have any material effect upon capital expenditures, earnings, or the competitive position of the Company and its subsidiaries.

     The Company employs approximately 3,400 people.

  d. Financial Information about Foreign and Domestic Operations and Export
     Sales.

     See Note 11 of Notes to Consolidated Financial Statements found on page 30 of the Annual Report to Shareholders for financial information about foreign and domestic operations. Export sales for the years 1993, 1992, and 1991, were $34,500,000, $32,800,000, and $29,500,000, respectively.

  e. Executive Officers of the Registrant.

                                                                    Year
                          Office or Position                     First Elected
          Name               with Company                Age     as an Officer

    Timothy C. Brown    President, Chief Executive        43         1984
                        Officer, Chairman of the
                        Executive Committee, and
                        Director

    Clifford C. Moulton Group Vice President--            46         1993
       (A)              Compressors and Vacuum
                        Pumps

    Gerald E. Seebeck   Group Vice President--            48         1992
       (B)              Lighting

    Phillip J. Stuecker Vice President, Chief             42         1984
                        Financial Officer, and
                        Secretary

    Ronald D. Schneider Vice President,                   43         1992
       (C)              Manufacturing Services

    C. Barr Schuler     Vice President, Corporate         53         1977
                        Development and Acquisitions

    Gilbert R. Grady    Vice President, Corporate         57         1981
                        Employee Relations
<PAGE 7>
ITEM 1.  (Continued)

     (A) Clifford C. Moulton was elected an officer effective March 1, 1993. Mr. Moulton had spent the past 23 years with Honeywell Corporation in various management positions, most recently as Vice President and General Manager of the Skinner Valve Division, since 1987.

     (B) Gerald E. Seebeck was elected an officer on December 10, 1992. Mr. Seebeck has held the positions of General Manager, Assistant General Manager, and Senior Vice President, Operations, for the Commercial & Industrial Lighting Division of the Company from 1989 through 1992.

          Prior to 1989, Mr. Seebeck had held various management positions with Emerson Electric Co., including Senior Vice President, Operations, of Day-Brite Lighting, Inc. (a subsidiary of Emerson Electric Co.), from 1988 until the May 15, 1989, acquisition of Day-Brite Lighting, Inc., by the Company.

     (C) Ronald D. Schneider was elected an officer effective April 16, 1992. Mr. Schneider had held the position of Director, Manufacturing Services, since 1989 and prior to that was Manufacturing Services Manager at the Company's Power Air Division. He has been with the Company since 1984.


     All other officers listed have been executive officers for the past five years.


ITEM 2.  PROPERTIES

  The Corporate offices of the Company are located in Louisville, Kentucky. Due to the large number of individual locations and the diverse nature of the operating facilities, it is neither practical nor significant to describe all of the properties owned and leased by the Company. All of the buildings are of steel, masonry, and concrete construction, are in generally good condition, provide adequate and suitable space for the operations at each location, and are of sufficient capacity for present and foreseeable future needs.

  With the reduction in volumes within the Lighting Segment due to the decline in commercial and residential construction from 1991 through 1993, capacity at these facilities is somewhat in excess of that required to meet current demand. The following listing summarizes the Company's properties.













<PAGE 8>
ITEM 2.  (Continued)

                         Number
                     of Facilities    Combined
      Segment        Owned  Leased   Square Feet  Nature of Facilities
   Lighting            9     4       1,948,672     Manufacturing plants
                       2     5         540,999     Distribution center
                       0     2          63,400     Administrative offices
                       0     1          14,000     Showroom

   Compressors
     and Vacuum        3     3         445,100     Manufacturing plants
      Pumps            0     1           6,000     Distribution center

   Other Products      3     1         324,698     Manufacturing plants

   Corporate           0     2          16,186     Corporate headquarters
                       1     1          45,615     Leased to third parties
                       4     0         382,800     Property for sale

ITEM 3.  LEGAL PROCEEDINGS

  In the normal course of business, the Company and its subsidiaries are parties to litigation. Management believes that these suits will be resolved with no materially adverse impact on the financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None

PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

  The information required by this item is set forth in registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1993, on page 17 (under the caption "Common Stock Market Prices and Dividends") and on pages 25 and 26 (under the caption "Note 5, Shareholders' Equity"), which information is hereby incorporated by reference.

ITEM 6.  SELECTED FINANCIAL DATA

  The information required by this item is set forth in registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1993, on pages 32 and 33 (under the captions "Earnings Statistics, Financial Position, and Data per Common Share"), which information is hereby incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information required by this item is set forth in registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1993, on pages
<PAGE 9>
ITEM 7.  (Continued)

  16 and 17 (under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations"), which information is hereby incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information required by this item is set forth in registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1993, on pages 18 through 31 in the Consolidated Financial Statements, which information is hereby incorporated herein by reference.

  The supplementary data regarding quarterly results of operations is set forth in registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1993, on page 28 (under the caption "Note 10, Summary of Quarterly Results of Operations, Unaudited"), which information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None


PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  a. Directors of the Company

     The information required by this item is set forth in registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 1994, on pages 3 through 5 (under the caption "Election of Directors"), and on page 15 (under the caption "Compliance with Section 16(a)"), which information is hereby incorporated herein by reference.

  b. Executive Officers of the Company

     Reference is made to "Executive Officers of the Registrant" in Part I,
     Item 1e.

ITEM 11.  EXECUTIVE COMPENSATION

  The information required by this item is set forth in registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 1994, on pages 6 through 12 (under the captions "Executive Compensation," "Compensation Committee Report on Executive Compensation," and "Performance Graph") and on page 13 (under the caption "Compensation Committee Interlocks and Insider Participation"), which information is hereby incorporated herein by reference.








<PAGE 10>
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is set forth in registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 1994, on pages 2 through 3 (under the caption "Securities Beneficially Owned by Principal Shareholders and Management"), which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item is set forth in registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 1994, on pages 3 through 5 (under the caption "Election of Directors").

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  a. (1) Financial Statements

         The response to this portion of Item 14 is submitted as a separate section of this report beginning on page 15.

     (2) Financial Statement Schedules

         The response to this portion of Item 14 is submitted as a separate section of this report beginning on page 15.

     (3) Listing of Exhibits

           Exhibit No.                          Exhibit

              3(a) Restated Certificate of Incorporation, as amended, filed as Exhibit 3(a) to registrant's report on Form 10-Q dated August 11, 1988, hereby incorporated by reference.

              3(b)       Bylaws, as amended March 17, 1993, filed as
                         Exhibit 3(b) to registrant's report on Form 10-K dated March 25, 1993, hereby incorporated by reference.

              4 Note Agreement dated January 19, 1990, by and among the Company and its Day-Brite Lighting, Inc., subsidiary, Allstate Life Insurance Company, and other investors filed on Form 10-K dated March
                         22, 1990, hereby incorporated by reference.

                         Copies of debt instruments for which the related debt is less than 10% of consolidated total assets will be furnished to the Commission upon request.





<PAGE 11>
ITEM 14.  (Continued)

           Exhibit No.                     Exhibit

              4(a)       Rights Agreement filed by the registrant on Form
                         8A on December 23, 1987, hereby incorporated by reference.

              4(b) Amendment to Rights Agreement filed by the registrant on Form 8-K on October 18, 1990, hereby incorporated by reference.

             10(a) Employment Agreements, filed as Exhibits 3(a) through 3(k) to registrant's report on Form 10-Q dated November 11, 1988, hereby incorporated by reference.

             10(b)       Employment Agreements, filed as Exhibits 10(b) and
                         10(c) to registrant's report on Form 10-K dated
                         March 25, 1993, hereby incorporated by reference.

             10(c) Trust Agreement, filed as Exhibit 10(l) to registrant's report on Form 10-Q dated November
                         11, 1988, hereby incorporated by reference.

             10(d) Indemnity Agreement, Amendment thereto, and listing of Officers and Directors who signed, filed as Exhibits 10(g) through 10(i) to registrant's report on Form 10-K dated March 23, 1988, hereby incorporated by reference.

             10(e)       Severance pay policy of the Company, effective
                         October 1, 1988, covering all officers, filed as
                         Exhibit 10(d) to registrant's report on Form 10-K dated March 23, 1989, hereby incorporated by reference.

             10(f)       Severance pay policy of the Company, effective
                         October 1, 1988, covering all non-officer general managers, filed as Exhibit 10(e) to registrant's report on Form 10-K dated March 23, 1989, hereby incorporated by reference.

             10(g)       Severance pay policy of the Company, effective
                         October 1, 1988, covering all other exempt salary employees, filed as Exhibit 10(f) to registrant's report on Form 10-K dated March 23, 1989, hereby incorporated by reference.

             10(h)       1987 Incentive Stock Plan as Amended, filed as
                         Annex A to the registrant's Proxy Statement on March 17, 1989, hereby incorporated by reference.

             13          Annual Report to Shareholders for 1993.





<PAGE 12>
ITEM 14.  (Continued)

           Exhibit No.                        Exhibit

             18          Letter re change in accounting principle

             22          Subsidiaries of the Registrant.

             23          Consent of KPMG Peat Marwick

             23.a        Consent of Ernst & Young


  b. Reports on Form 8-K

     There were no reports on Form 8-K for the three months ending December 31, 1993. A Form 8-K report was filed on February 11, 1994, incorporating the Company's press release dated February 10, 1994. This release announced that the Company's earnings for the fourth quarter and year ended December 31, 1993, includes pretax charges of $3,500,000 ($2,040,000 after tax) for restructuring charges to further consolidate its Commercial & Industrial Lighting operations, including the closing of the Long Island, New York, facility.

  c. Exhibits

     The response to this portion of Item 14 is submitted as a separate section of this report beginning on page 24.






























<PAGE 13>
                                      S  I  G  N  A  T  U  R  E  S


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       THOMAS INDUSTRIES INC.



Date       March 18, 1994            By    /S/   Timothy C. Brown
                                               Timothy C. Brown, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                             Date


/S/ Walter S. Davis             Chairman of the Board;            3/18/94
Walter S. Davis                 Director



/S/ Timothy C. Brown            President; Chairman of            3/18/94
Timothy C. Brown                the Executive Committee;
                                Director
                                (Chief Executive Officer)


/S/ Phillip J. Stuecker         Vice President; Secretary         3/18/94
Phillip J. Stuecker             (Chief Financial Officer)



/S/ David J. Stumler            Controller; Assistant             3/18/94
David J. Stumler                Secretary
                                (Chief Accounting Officer)


/S/ Peter P. Donis              Director                          3/18/94
Peter P. Donis



/S/ Wallace H. Dunbar           Director                          3/18/94
Wallace H. Dunbar



/S/ Roger P. Eklund             Director                          3/18/94
Roger P. Eklund


<PAGE 14>
Signatures (Continued)

            Signature           Title                             Date



/S/ H. Joseph Ferguson          Director                          3/18/94
H. Joseph Ferguson



/S/ Gene P. Gardner             Director                          3/18/94
Gene P. Gardner



/S/ Lawrence E. Gloyd           Director                          3/18/94
Lawrence E. Gloyd



/S/ Ralph D. Ketchum            Director                          3/18/94
Ralph D. Ketchum



/S/ Franklin J. Lunding, Jr.    Director                          3/18/94
Franklin J. Lunding, Jr.



/S/ Bernard W. Rogers           Director                          3/18/94
Bernard W. Rogers

























<PAGE 15>


















                         ANNUAL REPORT ON FORM 10-K

                            ITEM 14(a)(1) AND (2)

       LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                        FINANCIAL STATEMENT SCHEDULES

                        YEAR ENDED DECEMBER 31, 1993

                           THOMAS INDUSTRIES INC.

                            LOUISVILLE, KENTUCKY




























<PAGE 16>

FORM 10-K
ITEM 14(a)(1) AND (2)
THOMAS INDUSTRIES INC. AND SUBSIDIARIES
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


 The following consolidated financial statements of Thomas Industries Inc. and subsidiaries, included in the annual report of the registrant to its shareholders for the year ended December 31, 1993, are included in Item 8:

   Consolidated Balance Sheets--December 31, 1993 and 1992
   Consolidated Statements of Income--Years ended December 31, 1993, 1992, and
      1991
   Consolidated Statements of Shareholders' Equity--Years ended December 31,
      1993, 1992, and 1991
   Consolidated Statements of Cash Flows--Years ended December 31, 1993, 1992, and 1991
   Notes to Consolidated Financial Statements--December 31, 1993


 The following consolidated financial statement schedules of Thomas Industries Inc. and subsidiaries are included in Item 14(a)(2):

   Schedule    V -- Property, Plant, and Equipment
   Schedule   VI -- Accumulated Depreciation, Depletion, and Amortization
                     of Property, Plant, and Equipment
   Schedule VIII -- Valuation and Qualifying Accounts
   Schedule   IX -- Short-Term Borrowings
   Schedule    X -- Supplementary Income Statement Information

 All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.
























<PAGE 17>
                               KPMG PEAT MARWICK


                         Independent Auditors' Report



The Board of Directors and Shareholders
Thomas Industries Inc.

We have audited the consolidated balance sheet of Thomas Industries Inc. and subsidiaries as of December 31, 1993, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended as listed in the accompanying index. In connection with our audit of the 1993 consolidated financial statements, we also have audited the 1993 financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these 1993 consolidated financial statements and financial statement schedules based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1993 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Thomas Industries Inc. and subsidiaries as of December 31, 1993, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also in our opinion, the related 1993 financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 7 to the consolidated financial statements, the Company changed its method of accounting for postretirement benefits in 1993 to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards (SFAS) No. 106, Employers' Accounting for Postretirement Benefits Other than Pensions. As discussed in Note 3, the Company changed its method of accounting for income taxes in 1993 to adopt the provisions of SFAS No. 109, Accounting for Income Taxes. As discussed in Note 1, the Company changed its method of accounting for certain inventories in 1993.



/S/KPMG PEAT MARWICK

Louisville, Kentucky
February 10, 1994



<PAGE 18>
                               ERNST & YOUNG


                        Report of Independent Auditors




Board of Directors and Shareholders
Thomas Industries Inc.

We have audited the accompanying consolidated balance sheet of Thomas Industries Inc. and subsidiaries as of December 31, 1992 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1992. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Thomas Industries Inc. and subsidiaries at December 31, 1992, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1992 in conformity with generally accepted accounting principles.



/S/ERNST & YOUNG

Louisville, Kentucky
February 11, 1993

















<PAGE 19>

                             SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                               Thomas Industries Inc. and Subsidiaries
                                         December 31, 1993


                           Balance at                                        Other Changes    Balance at
                           Beginning       Additions                         Add (Deduct) -   End of
CLASSIFICATION             of Period       at Cost          Retirements      Describe         Period

Year ended December 31, 1993

   Land                    $6,428,841           $3,589               $0       ($53,748)       $6,378,682
   Buildings               32,073,771        1,546,886        (133,047)       (363,671)       33,390,033
   Leasehold Improvements  11,039,897          271,236        1,735,049       (121,109)        9,454,975
   Machinery and Equipment 95,654,548       12,086,657        9,087,166       (954,881)       97,699,158
     Totals              $145,197,057      $13,908,368 (1)  $10,689,168    ($1,493,409) (2) $146,922,848


Year ended December 31, 1992

   Land                    $5,904,512         $610,828          $15,919       ($70,580)       $6,428,841
   Buildings               30,675,677        3,563,725        1,580,152       (585,479)       32,073,771
   Leasehold Improvements  10,992,992          704,962          529,738       (128,319)       11,039,897
   Machinery and Equipment 97,945,805        8,818,726        9,329,884     (1,780,099)       95,654,548
     Totals              $145,518,986      $13,698,241 (1)  $11,455,693    ($2,564,477) (2) $145,197,057


Year ended December 31, 1991

   Land                    $5,870,351          $41,000                        ($6,839)        $5,904,512
   Building                29,747,303          959,984           $5,150       (26,460)        30,675,677
   Leasehold Improvements  10,690,410          444,031          143,589         2,140         10,992,992
   Machinery and Equipment 93,422,315       10,191,349        5,125,286      (542,573)        97,945,805
     Totals              $139,730,379      $11,636,364 (1)   $5,274,025     ($573,732) (2)  $145,518,986


(1)  Includes normal replacement and expansion of existing facilities and assets of companies at dates acquired
(2)  Effect of translation in accordance with SFAS No. 52
















<PAGE 20>

             SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                                 OF PROPERTY PLANT AND EQUIPMENT
                            Thomas Industries Inc. and Subsidiaries
                                      December 31, 1993


                                 Balance at                                        Other Changes      Balance at
                                 Beginning       Additions                         Add (Deduct) -     End of
 CLASSIFICATION                  of Period       at Cost            Retirements    Describe           Period

Year ended December 31, 1993

   Buildings                      $11,667,303       $991,224         ($148,611)     ($73,926)         $12,733,212
   Leasehold Improvements           3,269,890        927,352           632,665       (46,122)           3,518,455
   Machinery and Equipment         50,460,370     12,575,504         8,344,199      (607,044)          54,084,631
           Totals                 $65,397,563    $14,494,080        $8,828,253     ($727,092) (1)     $70,336,298


Year ended December 31, 1992

   Buildings                      $11,918,137       $941,827        $1,051,344     ($141,317)         $11,667,303
   Leasehold Improvements           3,098,748        746,861           529,738       (45,981)           3,269,890
   Machinery and Equipment         46,056,084     12,676,375         6,999,850    (1,272,239)          50,460,370
     Totals                       $61,072,969    $14,365,063        $8,580,932   ($1,459,537) (1)     $65,397,563


Year ended December 31, 1991

   Buildings                      $10,978,906       $933,847              $360        $5,744          $11,918,137
   Leasehold Improvements           2,479,361        751,492           141,485         9,380            3,098,748
   Machinery and Equipment         39,064,109     12,430,112         5,046,586      (391,551)          46,056,084
     Totals                       $52,522,376    $14,115,451        $5,188,431     ($376,427) (1)     $61,072,969


(1)  Effect of translation in accordance with SFAS No. 52


















<PAGE 21>

                           SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                Thomas Industries Inc. and Subsidiaries
                                          December 31, 1993



                                                                         ADDITIONS
                                                  Balance at      Charged to       Charged to                          Balance at
DESCRIPTION                                       Beginning       Costs            Other Accounts -  Deductions -      End of
                                                  of Period       and Expenses     Describe          Describe          Period


Year ended December 31, 1993

Allowance for doubtful accounts                   $2,220,000      $1,040,000                         $1,497,000 (1)    $1,763,000
Allowance for obsolete and slow moving inventory   4,742,000       4,470,000                          2,793,000 (2)     6,419,000
                                                  $6,962,000      $5,510,000                         $4,290,000        $8,182,000

Year ended December 31, 1992

Allowance for doubtful accounts                   $2,012,000      $1,921,000       $23,000 (3)       $1,736,000 (1)    $2,220,000
Allowance for obsolete and slow moving inventory   5,315,000       1,066,000                          1,639,000 (2)     4,742,000
                                                  $7,327,000      $2,987,000       $23,000           $3,375,000        $6,962,000

Year ended December 31, 1991

Allowance for doubtful accounts                   $1,748,000        $949,000                           $685,000 (1)    $2,012,000
Allowance for obsolete and slow moving inventory   5,200,000       2,444,000                          2,329,000 (2)     5,315,000
                                                  $6,948,000      $3,393,000                         $3,014,000        $7,327,000

(1) Uncollectible accounts written off, less recoveries on accounts previously written off and effect of translation in accordance with SFAS No. 52
(2) Disposal of obsolete inventory and effect of translation in accordance with SFAS No. 52
(3) Balance at date of acquisition of subsidiary companies





















<PAGE 22>

                                  SCHEDULE IX - SHORT-TERM BORROWINGS
                                Thomas Industries Inc. and Subsidiaries
                                          December 31, 1993



                                                                        (2)             (3)
                                                      Maximum           Average         Weighted
                                                      Amount            Amount          Average
CATEGORY OF AGGREGATE               Balance at        Outstanding       Outstanding     Interest Rate
SHORT-TERM BORROWINGS               End of            During the        During the      During the
                                    Period            Period            Period          Period

Year ended December 31, 1993
Notes payable to banks (1)          $15,870,604       $29,696,748       $23,115,565      7.08%


Year ended December 31, 1992
Notes payable to banks (1)          $13,220,220       $13,788,022       $13,482,358     11.25%


Year ended December 31, 1991
Notes payable to banks (1)          $14,341,032       $15,046,351       $12,938,409     10.57%


(1) Notes payable to banks represent borrowings under lines of credit borrowing arrangements which generally have no termination but are reviewed annually for renewal.

(2) The average amount outstanding during the period was computed by totaling the monthly outstanding principal balance and dividing by 12.

(3) The weighted average interest rate during the period was computed by dividing the actual interest expense by average short-term debt outstanding.




















<PAGE 23>

                                    SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                      Thomas Industries Inc. and Subsidiaries
                                               December 31, 1993




   ITEM                                            Charged to Costs and Expenses


                                                      Year Ended December 31

                                                  1993             1992            1991

Maintenance and repairs                        $4,249,000       $4,507,000       $4,673,000



Amounts for royalties, taxes other than payroll and income taxes, advertising costs, amortization of intangible assets, pre-operating costs, and similar deferrals are not presented, as such amounts are less than 1% of total sales and revenues.
































<PAGE 24>

                                  EXHIBIT INDEX


         Exhibit No.                   Exhibit                              Page

         13.                 Annual Report to Shareholders for 1993          25

         18.                 Letter re Change in Accounting Principles       52

         22.                 Subsidiaries of the Registrant                  53

         23.                 Consent of KPMG Peat Marwick                    55

         23.a                Consent of Ernst & Young                        56









































<PAGE 25>

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

Consolidated net sales during 1993 increased 7% from 1992 to $450.1 million, following an increase of 3% from 1991. Net income of $3.8 million for 1993 was up from the $2.0 million loss in 1992 and equal to net income of $3.8 million in 1991.

In February 1994, the Company made the decision to further consolidate its Commercial and Industrial Lighting operations by taking a $2.0 million after-tax charge in the fourth quarter of 1993, primarily related to the closing of our Long Island facility. The 1992 net loss includes an after-tax charge of $4.0 million to establish a reserve for the costs associated with restructuring and consolidating certain of the operations within the Lighting Segment and other operations. The 1993 net income includes an after-tax gain of $1.1 million due to a change in the method of applying LIFO for certain inventories within the Lighting Segment, while 1991 net income includes an after-tax gain of $1.2 million due to LIFO inventory reductions at certain operating units.

The Lighting Segment net sales of $298.4 million in 1993 were 4% higher than 1992, after a 1% increase over 1991. The 1993 increase resulted from higher unit volumes due to improving residential and commercial and industrial construction markets, while pricing remained very competitive. Sales were relatively flat in 1992 as U.S. construction activity stabilized at lower levels. The Thomas Lighting Division in Canada experienced a substantial reduction in volume in 1992 with the decline in the Canadian economy and overall construction activity.

The Lighting Segment reported an operating income drop to $.1 million for 1993 due to the restructuring charge and the significant competitive pricing pressures experienced by the Residential and the Commercial & Industrial Lighting operations during the year. Significant efforts were also made during the year to prune excess product offerings, resulting in increased costs to dispose of these items. Operating income for 1992 of $2.7 million was down from the $7.9 million of 1991, primarily due to the restructuring charge taken in the first quarter of 1992. Cost of products sold at these divisions during 1993 and 1991 was reduced by LIFO inventory adjustments, the effect of which decreased cost of products sold, and therefore increased operating income by $1.9 million in both 1993 and in 1991.

The Compressors and Vacuum Pumps Segment continued to extend its record sales pace with an increase of 16% in 1993 over 1992, after an 11% improvement from 1991. The increases for both years are attributable to the sustained growth of the Original Equipment Manufacturers (OEM) medical products market and the











<PAGE 26>

success of new products and new applications for existing products. The most significant increases have come from growing markets in the U.S. International sales have grown at an even faster pace, although activity in Europe has been slow due to their stalled economies. Operating income improved 37% for the Segment over 1992, which was 13% higher than 1991, due to the volume increases during both years along with increased productivity gains resulting from continued investment in more efficient manufacturing processes.

Net sales of the three divisions grouped as "Other" were flat compared to 1992, following a decline of 6% from 1991, as the residential and commercial construction markets they serve have stabilized. Operating income recovered somewhat from the low 1992 levels, which were down 64% from 1991, as these operations benefited in 1993 from cost reduction programs and staffing cutbacks to adjust to the lower level of business.

Interest expense for 1993 was virtually unchanged from 1992 as the benefit from lower short-term rates offset the increase in short-term bank borrowings during 1993. In 1992, interest expense was 5% below 1991, with principal payments made on the foreign long-term debt related to the acquisition of the German compressor divisions reducing foreign interest expense.

The Company, like other similar manufacturers, is subject to environmental rules and regulations regarding the use, disposal, and clean up of substances regulated under environmental protection laws. It is the Company's policy to comply with these rules and regulations, and the Company believes that its practices and procedures are designed properly to meet this compliance. The Company is involved in remedial efforts at certain of its present and former locations; and when costs can be reasonably estimated, the Company records appropriate liabilities for such matters. While it is difficult to reasonably estimate the potential costs due to changes in the laws, regulations, technology, and circumstances, Management continues to believe that compliance with present laws governing environmental protection will not materially affect the financial condition of the Company.

During 1993, the Company employed an average of 3,390 people, down from 3,480 in 1992 and 3,530 in 1991, due primarily to the staff reductions resulting from restructuring and effected consolidation plans.

Liquidity and Sources of Capital:

Cash and cash equivalents decreased to $2.4 million at December 31, 1993, compared to $3.5 million at year-end 1992 and $14.2 million at year-end 1991. Cash flows from operations during 1993 amounted to $15.7 million compared to $10.7 million in 1992 and $28.1 million in 1991. These funds, along with the net change in cash on hand, have been utilized in funding of capital expenditures, business acquisitions, and dividends over the three-year period, along with the net pay down of debt during 1991 and 1992 totaling $20.1 million, of which $11.7 million was prepaid in 1991, without penalty.










<PAGE 27>

Working capital increased $8.0 million during 1993 from the December 31, 1992 level which declined $6.9 million from year-end 1991. The 1993 working capital includes the recognition of a $7.0 million deferred tax asset resulting from the required change in accounting for income taxes. Accounts receivable levels have increased in support of the higher sales levels compared to 1992. Notes payable to banks also have increased over 1992, principally to fund working capital related to the sales increase.


                                            (In thousands)
                                     1993       1992       1991

  Working capital                  $78,466    $70,448    $77,332
  Current ratio                       2.06       2.01       2.20
  Long term debt                   $87,509    $89,900    $93,309
  Long term debt as a % of capital    41.2%      41.0%      40.2%


Certain loan agreements of the Company include restrictions on working capital, operating leases, tangible net worth, and the payment of cash dividends and stock distributions. Under the most restrictive of these arrangements, retained earnings of $10.3 million are not restricted at December 31, 1993.

As of December 31, 1993, the Company had available credit of $67 million with banks under short-term borrowing arrangements and a revolving line of credit, $52 million of which was available at year-end. Anticipated funds from operations, along with available short-term credit and other resources, are expected to be sufficient to meet cash requirements in the year ahead. Cash in excess of operating requirements will continue to be invested in high grade, short-term securities.

Common Stock Market Prices and Dividends:

The Company's Common Stock is traded on the New York Stock Exchange (ticker symbol TII). On February 10, 1994, there were a total of 2,863 security holders of record. High and low stock prices and dividends (see Note 4) for the last two years were:

                                1993                         1992
                                        Cash                          Cash
                     Sales Price        Dividends  Sales Price        Dividends
      Quarter Ended  High    Low        Declared   High      Low      Declared

      March 31       11-1/4   9-1/8     $.10       14-1/8    11-1/8   $.10
      June 30        12-3/8  10-3/8      .10       12         9-3/4    .10
      September 30   14      10-1/4      .10       10-5/8     9        .10
      December 31    13-1/4  10-5/8      .10       10-7/8     8-3/8    .10


<PAGE 28>

Consolidated Statements of Income

Year ended December 31                  1993        1992       1991
                                (Dollars in thousands, except share data)
Net sales                             $450,149   $420,754    $408,365

Cost of products sold                  326,396    303,428     294,900
      Gross profit                     123,753    117,326     113,465

Selling, general and administrative
  expenses                             102,440    101,473      96,206
Restructuring costs (Note 2)             3,500      5,925        --
Interest expense                        10,279     10,428      11,004
Interest income and other                 (286)      (748)       (993)
                                       115,933    117,078     106,217
Income before income taxes               7,820        248       7,248

Income taxes (Note 3)                    4,015      2,280       3,460
    Net income (loss)                 $  3,805   $ (2,032)   $  3,788

    Net income (loss) per share (Note 1)  $.38      $(.20)       $.38


See accompanying notes.





























<PAGE 29>

Consolidated Balance Sheets

December 31                                        1993        1992

                                           (In thousands, except share data)
ASSETS
Current assets:
  Cash and cash equivalents                     $  2,364     $  3,539
  Accounts receivable, less allowance
    ($1,763 - 1993; $2,220 - 1992)                61,214       56,542
  Inventories (Note 1)                            72,164       71,496
  Deferred income taxes (Note 3)                   7,031         --
  Other current assets                            10,057        8,945
           Total current assets                  152,830      140,522

Property, plant and equipment, net (Note 1)       76,587       79,799
Intangible assets, net (Note 1)                   63,818       66,550
Other assets (Note 3)                              9,525        7,582
           Total assets                         $302,760     $294,453

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable to banks                        $ 15,870     $ 13,220
  Accounts payable                                24,562       23,283
  Accrued expenses and other current
    liabilities (Note 9)                          30,721       29,558
  Dividends payable                                1,005        1,001
  Current portion of long-term debt                2,206        3,012
           Total current liabilities              74,364       70,074

Deferred income taxes (Note 3)                     8,342        1,794
Long-term debt, less current portion (Note 4)     87,509       89,900
Minimum pension liability (Note 6)                 4,322         --
Other long-term liabilities                        3,174        3,140
                                                 103,347       94,834

Shareholders' equity (Notes 4, 5 and 6):
  Preferred stock, $1 par value, 3,000,000
    shares authorized - none issued
  Common stock, $1 par value, authorized shares:
    60,000,000; shares issued:  1993--11,415,790;
    1992--11,377,548                              11,416       11,378
  Capital surplus                                117,264      116,910
  Retained earnings                               24,746       24,955
  Equity adjustment from translation of
    foreign currency                              (2,156)        (718)
  Minimum pension liability adjustment            (3,241)        --
  Less cost of treasury shares
    (1993 and 1992--1,366,695 shares)            (22,980)     (22,980)
           Total shareholders' equity            125,049      129,545
Commitments and contingencies (Note 8)
           Total liabilities and shareholders'
            equity                              $302,760     $294,453

<PAGE 30>

See accompanying notes.



Consolidated Statements of Shareholders' Equity

Year ended December 31                  1993         1992       1991
                                             (In thousands)
Common stock:
  Balance at beginning of year        $ 11,378     $ 11,377   $11,377
  Stock options exercised                   38            1      --
  Balance at end of year                11,416       11,378    11,377

Capital surplus:
  Balance at beginning of year         116,910      116,903   116,903
  Stock options exercised                  354            7      --
  Balance at end of year               117,264      116,910   116,903

Retained earnings:
  Balance at beginning of year          24,955       30,991    34,811
  Net income (loss) for the year         3,805       (2,032)    3,788
  Cash dividends of $.40 per share in 1993
    and 1992 and $.76 per share in 1991 (4,014)      (4,004)   (7,608)
  Balance at end of year                24,746       24,955    30,991

Equity adjustment from translation of
foreign currency:
  Balance at beginning of year            (718)       2,284     1,545
  Deferred adjustment for the year      (1,438)      (3,002)      739
  Balance at end of year                (2,156)        (718)    2,284

Minimum pension liability adjustment:
  Balance at beginning of year            --           --        --
  Adjustment for the year (Note 6)      (3,241)        --        --
  Balance at end of year                (3,241)        --        --

Treasury shares:
  Balance at beginning of year         (22,980)     (22,980)  (22,942)
  Purchase of shares - 4,000 in 1991      --           --         (38)
  Balance at end of year               (22,980)     (22,980)  (22,980)

  Total shareholders' equity          $125,049     $129,545  $138,575


See accompanying notes.






<PAGE 31>

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31                                 1993        1992       1991
                                                       (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                     $ 3,805    $(2,032)   $ 3,788
Reconciliation of net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization                        16,517     16,339     16,096
  Noncash portion of restructuring costs                3,500      4,911       --
  Deferred income taxes                                (1,850)    (2,492)       193
  Provision for losses on accounts receivable           1,040      1,921        949
  Changes in operating assets and liabilities
    net of effect of acquisitions:
      Accounts receivable                              (6,087)    (2,143)     4,156
      Inventories                                      (1,907)    (9,654)     4,012
      Other current assets                             (1,143)       (77)    (1,009)
      Accounts payable                                  1,446      5,153      1,388
      Accrued expenses and other liabilities              432       (805)    (2,337)
      Other                                               (50)      (404)       910
        Net cash provided by operating activities      15,703     10,717     28,146

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment             (13,908)   (13,152)   (11,636)
Proceeds from sale of property, plant and
  equipment and other assets                              311      1,715        156
Purchase of companies (net of cash acquired)               --       (442)       --
        Net cash used in investing activities         (13,597)   (11,879)   (11,480)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term debt, net                      3,330         --       --
Payments of long-term debt                             (2,927)    (4,281)   (15,811)
Purchase of treasury shares                               --          --        (38)
Dividends paid                                         (4,011)    (4,905)    (7,608)
Other                                                     327       (301)       (55)
        Net cash used in financing activities          (3,281)    (9,487)   (23,512)

        Decrease in cash and cash equivalents          (1,175)   (10,649)    (6,846)

Cash and cash equivalents at beginning of year          3,539     14,188     21,034

        Cash and cash equivalents at end of year      $ 2,364    $ 3,539    $14,188


See accompanying notes.








<PAGE 32>

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Accounting Policies

Principles of Consolidation: The consolidated financial statements include the accounts of Thomas Industries Inc. and subsidiaries (the Company). Equity in minority-owned affiliates is accounted for using the equity method, under which the Company s share of earnings of these affiliates is included in income as earned. Intercompany accounts and transactions are eliminated.

Inventories: Inventories are valued at the lower of cost or market. Inventories valued using the last-in, first-out (LIFO) method represented approximately 79% and 26% of consolidated inventories at December 31, 1993 and 1992, respectively, as all U.S. manufacturing operations previously using the first-in, first-out (FIFO) method adopted LIFO in 1993. The effect of this change on net income for the year ended December 31, 1993 was not significant. In addition, the Company changed its method of applying LIFO for certain inventories within the Lighting segment as required by changes in the nature of the Company's business. The effect of this change on the results of operations for the year ended December 31, 1993 was to increase net income in the fourth quarter by approximately $1,148,000 ($.11 per share). The Company believes these changes are preferable because they provide a better matching of costs with related revenues. The cumulative effect of these changes and the pro forma effects on prior years' earnings have not been included because such effects cannot be reasonably determined. The impact on the Company's first, second, and third quarters of 1993 was not material.
































<PAGE 33>

Inventories which are not on LIFO are valued using FIFO. On a current cost basis, inventories would have been $16,992,000 and $19,087,000 higher than that reported at December 31, 1993 and 1992, respectively. Inventories consist of the following:


                                                    (In thousands)
                                               1993      1992
      Finished goods                         $33,374   $30,218
      Raw materials                           26,969    28,131
      Work in process                         11,821    13,147
        Total inventory                      $72,164   $71,496


Inventory quantities at certain operating units decreased in 1991. As a result, cost of products sold includes cost of inventories based on prior years' LIFO values which were less than current replacement costs, the effect of which increased net income by $1,215,000 ($.12 per share) in 1991.

Property, Plant and Equipment: The cost of property, plant and equipment is depreciated principally by the straight-line method. Estimated useful lives are 30 to 45 years for buildings and 3 to 10 years for machinery and equipment. Property, plant and equipment consist of the following:

                                                 (In thousands)
                                                 1993       1992

      Land                                    $  6,379    $  6,429
      Buildings                                 33,390      32,074
      Leasehold improvements                     9,455      11,040
      Machinery and equipment                   97,699      95,654
                                               146,923     145,197
Accumulated depreciation and amortization       70,336      65,398
Total property, plant and equipment, net      $ 76,587     $79,799


Intangible Assets: Intangible assets represent the excess of cost over the fair value of net assets of companies acquired and are stated net of accumulated amortization of $12,176,000 and $10,346,000 at December 31, 1993 and 1992, respectively. The excess is being amortized over 40 years by the straight-line method.









<PAGE 34>

Net Income (Loss) Per Share: Net income (loss) per share is based on the weighted daily average number of common shares outstanding during the year. Outstanding stock options have an insignificant dilutive effect.

Research and Development Costs: Research and development costs, which include costs of product improvements and design, are expensed as incurred ($12,431,000 in 1993, $12,464,000 in 1992 and $12,061,000 in 1991).

Financial Instruments: Various methods and assumptions were used by the Company in estimating its fair value disclosures for significant financial instruments. Fair values of cash equivalents approximate their carrying amount because of the short maturity of those investments. The fair value of short-term debt approximates its carrying amount. The fair value of long-term debt is based on the present value of the underlying cash flows discounted at the current estimated borrowing rates available to the Company.

Other: Cash equivalents are highly liquid investments with a maturity of less than three months when purchased.

Note 2.  Restructuring Costs

In February 1994, the Company made the decision to further consolidate its commercial and industrial lighting operations and recorded a $3,500,000 ($2,040,000 after tax) restructuring charge in the fourth quarter of 1993.

During the first quarter of 1992, the Company recorded a $5,925,000 ($3,986,000 after tax) charge to establish a reserve for the costs associated with restructuring and consolidating certain of its operations. The restructuring included the nonrecurring costs of severance payments, relocation, environmental remediation and disposal of assets related to the consolidation of certain operations in the Lighting Segment. This included the closing of one of three residential lighting plants, disposition of the Company's electronic ballast technology and related assets, and the consolidation of certain manufacturing and administrative functions. Other charges relate to the discontinuance of a joint venture and other nonproducing assets.

Note 3.  Income Taxes

Effective January 1, 1993, the Company adopted the asset and liability method of SFAS No. 109, "Accounting for Income Taxes." The Company previously used the asset and liability method under SFAS No. 96, "Accounting for Income Taxes." The effect of this change on net income for 1993 was not significant.















<PAGE 35>

A summary of the provision for income taxes follows:


                                             (In thousands)
                                        1993      1992       1991
 Currently payable:
   Federal                            $ 3,545    $ 3,352   $ 2,659
   State                                1,100        810       925
   Foreign                              1,220        610      (317)
                                        5,865      4,772     3,267
 Deferred:
   Federal and state                   (2,200)    (2,662)       43
   Foreign                                350        170       150
                                       (1,850)    (2,492)      193
    Total provision for income taxes   $4,015    $ 2,280   $ 3,460


The components of the provision (benefit) for deferred income taxes are as follows:

                                            (In thousands)
                                       1993       1992      1991

 Organization restructuring           $ (983)  $(1,638)     --
 Depreciation                           (414)     (850)   $ 361
 Inventory valuation                    (598)     --        --
 Other                                   145        (4)    (168)
   Total provision for deferred
        income taxes                 $(1,850)  $(2,492)   $ 193


The components of the deferred tax assets and deferred tax liabilities at December 31, 1993 are as follows:

















<PAGE 36>

                                                     (In thousands)
Deferred tax assets:
  Net operating loss carryforwards                       $ 3,078
  Reserve for uncollectible accounts receivable              538
  Inventory valuation                                      1,566
  Accrued compensation expenses                            2,652
  Organization restructuring                               3,058
  Other                                                      504
                                                          11,396
  Less valuation allowance                                (3,078)
    Net deferred tax assets                                8,318
Deferred tax liabilities:
  Depreciation of fixed assets                             6,669
  Pension expense                                            904
  Other                                                      769
    Deferred tax liabilities                               8,342
    Net deferred tax liability                           $   (24)
Classification:
  Current asset                                          $ 7,031
  Long-term asset                                          1,287
    Total assets                                           8,318
  Long-term liability                                     (8,342)
    Net deferred tax liability                           $   (24)

SFAS No. 109 requires that deferred tax asset and liabilities are classified according to the related asset and liability classification on the balance sheet.

The realization of deferred tax assets is dependent upon the Company generating future taxable income when temporary differences become deductible. Based upon historical and projected levels of taxable income, management believes it is more likely than not the Company will realize the benefits of the deductible differences, net of the valuation allowance, of $3,078,000. The valuation allowance is provided for loss carryforwards in states and foreign jurisdictions, the realization of which is not assured within the carryforward periods.

The U.S. and foreign components of income before income taxes follow:

                                                (In thousands)
                                            1993     1992      1991
Income before taxes:
  United States                           $ 5,669   $2,538    $7,996
  Foreign                                   2,151   (2,290)     (748)

    Income before income taxes            $ 7,820   $  248    $7,248

A reconciliation of the normal statutory federal income tax with the Company's provision for income taxes follows:




<PAGE 37>

                                                           (In thousands)
                                                    1993         1992      1991
Income taxes computed at U.S. statutory rates      $2,659      $   84    $2,464
State income taxes, net of federal taxes              570         350       611
Nondeductible amortization of intangible assets       538         538       517
Currently unutilizable (utilizable) benefit of
  foreign losses                                      429       1,229      (155)
Effect of foreign tax rates                           395         303       180
Refunds and overaccruals of prior years'
  income taxes                                       (532)         --        --
Other                                                 (44)       (224)     (157)
  Total income taxes                               $4,015      $2,280    $3,460


The Company's foreign subsidiaries have accumulated undistributed earnings ($12,857,000) on which U.S. taxes have not been provided. Under current tax regulations and with the availability of certain tax credits, it is management's belief that the likelihood of the Company incurring significant taxes on any distribution of such accumulated earnings is remote. Dividends, if any, would be paid principally from current earnings.

At December 31, 1993, the Company had foreign net operating loss carryforwards for financial reporting purposes of approximately $7,800,000. For income tax purposes, these carryforwards are approximately $7,300,000 and expire $1,100,000, $5,200,000 and $1,000,000 on January 1, 1999, 2000 and 2001,
respectively.

The Company made federal, state and foreign income tax payments of $4,655,000 in 1993, $4,147,000 in 1992 and $4,326,000 in 1991.

























<PAGE 38>

Note 4.  Long-Term Debt and Credit Arrangements

A summary of long-term debt follows:

                                             (In thousands)
                                              1993     1992
Domestic:
  9.36%, due through 2005                    $85,000  $85,000
  Other                                        1,221    1,651
Foreign (Germany):
  9.87% (variable), due through 1996           1,267    2,038
  8.125%, due through 1994                      --      1,087
  Other                                           21      124
    Total long-term debt                     $87,509  $89,900


As current interest rates are generally lower than the above rates, the fair value of the Company's long-term debt at December 31, 1993 was $98,800,000.

Maturities of long-term debt for the next five years are as follows: 1994 - $2,206,195; 1995 - $8,744,517; 1996 - $8,723,581; 1997 - $8,140,091; and 1998
- - - - - - - - - - $7,740,091.

Certain loan agreements include restrictions on working capital and tangible net worth and the payment of cash dividends and stock distributions. Under the most restrictive of these arrangements, retained earnings of $10,300,000 are not restricted at December 31, 1993.

The Company has a $50,000,000 variable rate revolving line of credit expiring June 30, 1994. In addition, the Company has short-term lines of credit under which it may borrow up to $17,000,000, expiring on various dates during 1994. The Company plans to renew these lines annually.

Actual cash paid for interest was $10,185,000 in 1993, $10,454,000 in 1992 and $11,144,000 in 1991.

Note 5.  Shareholders' Equity

Under the Company's 1987 Incentive Stock Plan, options may be granted through 1997 at not less than market value at date of grant and expire ten years after date of grant.

The Company's 1977 Incentive Stock Plan, amended in 1982 for the issuance of incentive stock options, terminated in 1987 except with respect to outstanding options which will remain exercisable until 1997.









<PAGE 39>

Following is a summary of outstanding stock options:

                                                   1993     1992     1991

Outstanding at beginning of year                  456,068  387,710  326,120
Granted at $10.00 to $12.62 per share in 1993,
  $10.00 per share in 1992 and $10.75 per
  share in 1991                                   105,000   76,750   68,000
Canceled or expired                              (110,025)  (7,457)  (6,410)
Exercised at $9.87 to $10.80 in 1993
  and $8.65 in 1992                               (38,242)    (935)    --
    Outstanding at end of year                    412,801  456,068  387,710


Options outstanding at December 31, 1993, of which 245,135 options were exercisable, had option prices ranging from $9.87 to $18.75 (with an average option price of $12.25) and expire at various dates between December 12, 1995 and December 12, 2003. There were 197,509 shares reserved for future grant.

On December 23, 1987, the Company's Board of Directors authorized the repurchase, at management's discretion, of up to 1,000,000 shares of its common stock in the open market or through privately negotiated transactions. At December 31, 1993, 377,023 shares had been purchased at a cost of $5,759,000 (none purchased during 1993 and 1992).

The Board of Directors of the Company adopted a shareholder rights plan (the Rights Plan) in 1987 pursuant to which preferred stock purchase rights (the Rights) were declared and distributed to the holders of the Company's common stock. On October 18, 1991, the Board of Directors of the Company adopted certain amendments to the Rights Plan. The Rights Plan, as amended, provides that the Rights separate from the common stock and become exercisable if a person or group of persons working together acquires at least 20% of the common stock (a 20% Acquisition) or announces a tender offer which would result in ownership by that person or group of at least 20% of the common stock (a 20% Tender Offer). Upon a 20% Acquisition, the holders of Rights may purchase the common stock at half-price. If following the separation of the Rights from the common stock the Company is acquired in a merger or sale of assets, holders of Rights may purchase the acquiring company s stock at half-price.

Notwithstanding the foregoing discussion, under the Rights Plan, the Board of Directors has flexibility in certain events. In order to provide maximum flexibility, the Board of Directors may delay the date upon which the Rights become exercisable in the event of a 20% Tender Offer. In addition, the Board of Directors has the option to exchange one share of common stock for each outstanding Right at any time after a 20% Acquisition but before the acquirer has purchased 50% of the outstanding common stock. The Rights may also be redeemed at two cents per Right at any time prior to a 20% Acquisition or a 20% Tender Offer.






<PAGE 40>

Note 6.  Retirement Plans

The Company has noncontributory defined benefit pension plans principally covering its hourly union employees. Such plans primarily provide flat benefits of stated amounts for each year of service. The Company's policy is to fund pension costs deductible for income tax purposes.

The Company also sponsors defined contribution pension plans covering substantially all employees whose compensation is not determined by collective bargaining. Annual contributions are determined by the Board of Directors.

A summary of pension expense follows:

                                                             (In thousands)
                                                        1993      1992       1991
Defined benefit plans:
  Service cost-benefits earned during the period      $   448   $   415    $   409
  Interest cost on projected benefit obligation         1,518     1,472      1,356
  Actual return on plan assets                         (1,735)   (1,494)    (4,106)
  Net amortization and deferral                           114       (98)     2,878
Net pension cost of defined benefit plans                 345       295        537
Defined contribution plans                              1,214       364      2,513
Multi-employer plans for certain union employees
  and other                                               450       572        581
  Total pension expense                                $2,009    $1,231     $3,631


The assumptions used in the accounting for the funded status of defined benefit plans follows:


                                                      1993     1992     1991

Weighted average discount rates                       7.50%    8.75%    8.75%
Rates of increase in compensation levels              5.00%    5.00%    5.00%
Expected long-term rate of return on assets           9.00%    9.00%    9.00%














<PAGE 41>

The following table sets forth the funded status and amounts recognized in the consolidated balance sheets for the Company's defined benefit pension plans:

                                                             (In Thousands)
                                                    1993                      1992

                                               Plans      Plans         Plans       Plans
                                               Whose      Whose         Whose       Whose
                                               Assets     Accumu-       Assets      Accumu-
                                               Exceed     lated         Exceed      lated
                                               Accumu-    Benefits      Accumu-     Benefits
                                               lated      Exceed        lated       Exceed
                                               Benefits   Assets        Benefits    Assets

Actuarial present value of
    benefit obligations:
  Vested benefit obligation                    $4,135     $16,985       $11,413    $5,568
  Accumulated benefit obligation               $4,166     $17,616       $11,850    $5,739

Projected benefit obligation                   $4,600     $17,616       $12,197    $5,739
Plan assets at fair value                       5,064      15,443        14,028     5,527
Projected benefit obligation less than
  (in excess of) plan assets                      464      (2,173)        1,831      (212)
Unrecognized net (gain) loss                       72       3,241          (919)      403
Unrecognized net obligation, net
of amortization                                     2       1,081           851       342
Adjustment required to recognize
    minimum liability                            --        (4,322)          --        --
  Prepaid pension asset (liability)            $  538     $(2,173)      $ 1,763    $  533


At December 31, 1993, approximately 92% of plan assets are invested in listed stocks and bonds.






















<PAGE 42>

Note 7.  Other Postretirement Benefit Plans

The Company provides postretirement medical and life insurance benefits for certain retirees and employees.

Effective January 1, 1993, the Company adopted SFAS No. 106, "Employer's Accounting for Postretirement Benefits Other than Pensions." This statement requires the cost of postretirement benefits to be accrued during the service lives of employees. The Company elected the prospective method of recognizing the accumulated postretirement benefit obligation. The effect of adopting SFAS No. 106 on 1993 on-going operations is an increase in expense of $294,000 ($176,000 net of income tax benefit), with the net periodic cost during 1993 of $779,000. Prior to 1993, the Company recognized the cost of these benefits on the cash basis.

The following table presents the Plan's funded status reconciled with amounts recognized in the Company's consolidated balance sheet at December 31, 1993:

                                                             (In thousands)
Accumulated postretirement benefit obligation:
    Retirees                                                      $5,325
    Fully eligible active Plan participants                          410
    Other active Plan participants                                 1,300
                                                                   7,035
    Unrecognized net loss                                           (798)
    Unrecognized transition obligation                             4,393)
    Previously recognized liability                                 (705)
     Accrued postretirement benefit cost
     included in other liabilities                                 $1,139

Net periodic postretirement benefit cost for 1993 includes the following components:

Service cost                                                         $ 80
Interest cost                                                         468
Net amortization and deferral                                         231
    Net periodic postretirement benefit cost                         $779

For measurement purposes, a 11% annual rate of increase in the per capita cost of future health benefits was assumed for 1994; the rate was assumed to decrease gradually to 5.5% by the year 2004, converging toward the assumed long-term rate of 5% thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1993 by $650,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 1993 by $50,000. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.25% as of December 31, 1993.
<PAGE 43>
Note 8.  Leases, Commitments and Contingencies

Total rental expense amounted to $5,321,000 in 1993, $5,444,000 in 1992 and $5,346,000 in 1991. Future minimum rentals (on leases in effect at December 31, 1993) for the five years ending December 31, 1998, and in the aggregate thereafter, are as follows: 1994 - $3,668,000; 1995 - $2,847,000; 1996 -
$2,480,000; 1997 - $2,015,000; 1998 - $1,048,000; and thereafter - $7,107,000.
Capital leases are not significant.

The Company has various letters of credit outstanding in the amount of $9,000,000 at December 31, 1993.

The Company is involved in environmental remedial efforts at certain of its present and former locations; and when costs can be reasonably estimated, the Company records appropriate liabilities for such matters. While it is difficult to reasonably estimate the potential costs due to changes in the laws, regulations, technology, and circumstances, Management believes that compliance with present laws governing environmental protection will not materially affect the financial condition of the Company.

In the normal course of business, the Company and its subsidiaries are parties to litigation. Management believes that these suits will be resolved with no material adverse impact on the financial condition of the Company.

Note 9.  Accrued Expenses and Other Current Liabilities

A summary of accrued expenses and other current liabilities follows:

                                                                    (In thousands)
                                                                    1993      1992

Accrued wages, taxes and withholdings                            $ 6,791    $ 6,952
Accrued insurance                                                  5,698      5,705
Accrued retirement expense                                         2,024      1,041
Accrued sales expense                                              3,254      4,108
Accrued interest expense                                           3,350      3,256
Income taxes payable                                               3,571      2,780
Accrued restructuring costs                                        2,549      2,450
Other current liabilities                                          3,484      3,266
    Total accrued expenses and other current liabilities         $30,721    $29,558
















<PAGE 44>

Note 10.  Summary of Quarterly Results of Operations (Unaudited)

The following is a tabulation of the unaudited quarterly results of operations for the years ended December 31, 1993 and 1992:

                               (In thousands, except per share data)
               Net Sales         Gross Profit    Net Income (Loss)      Net Income (Loss)
                                                                            Per Share
            1993      1992      1993      1992     1993       1992        1993     1992

1st Qtr.  $112,074  $100,177  $ 29,653  $ 28,199  $  655    $(3,696) (2)  $.07    $(.37) (2)
2nd Qtr.   111,001   103,367    30,128    28,676   1,175        470        .12      .05
3rd Qtr.   117,322   109,016    31,217    29,478   1,552        504        .15      .05
4th Qtr.   109,752   108,194    32,755    30,973     423 (1)    690        .04 (1)  .07
          $450,149  $420,754  $123,753  $117,326  $3,805    $(2,032)      $.38    $(.20)

(1) Net income in the fourth quarter of 1993 includes a charge of $2,040,000 ($.20 per share) for restructuring costs, and a credit of $1,148,000 ($.11 per share) from a change in the method of applying LIFO as required by changes in the nature of the Company's business.

(2) Net income in the first quarter of 1992 includes a charge of $3,986,000 ($.40 per share) for restructuring costs.


Note 11.  Industry Segment Information

The Company's segments consist of Lighting, including residential, commercial, industrial and outdoor lighting products; Compressors and Vacuum Pumps; and other products.






















<PAGE 45>

Industry segment information follows:

                                                  (In thousands)
                                        Compressors
                                         & Vacuum                             Consoli-
                            Lighting       Pumps       Other   Corporate       dated
1993
Net sales                   $298,432     $127,896     $23,821       --        $450,149
Operating income                 120       26,183         710       --          27,013
General corporate expenses      --           --          --      $ 9,200         9,200
Identifiable assets          212,600       64,161      12,496     13,503       302,760
Depreciation and
  amortization expense        10,955        4,578         725        259        16,517
Capital expenditures           6,966        6,237         579        126        13,908

1992
Net sales                   $286,417     $110,022     $24,315       --        $420,754
Operating income               2,659       19,147         412       --          22,218
General corporate expenses      --           --          --      $ 9,969         9,969
Identifiable assets          212,856       62,476      13,555      5,566       294,453
Depreciation and
  amortization expense        10,974        4,331         768        266        16,339
Capital expenditures           7,806        4,384         521        441        13,152

1991
Net sales                   $282,964     $ 99,444     $25,957       --        $408,365
Operating income               7,910       16,883       1,133       --          25,926
General corporate expenses      --           --          --      $ 8,667         8,667
Identifiable assets          208,328       64,721      14,135     15,848       303,032
Depreciation and
  amortization expense        10,807        3,940         916        433        16,096
Capital expenditures           6,584        4,385         504        163        11,636


Intersegment and interlocation sales are not significant and have been eliminated from the above tabulation. Operating income by segment is gross profit less operating expenses (including certain restructuring costs), excluding interest, general corporate expenses, other income, and income taxes. Corporate assets consist principally of highly liquid investments. Capital expenditures exclude property, plant and equipment of acquired companies at date of acquisition.

Information by geographic area follows:











<PAGE 46>

                                                     (In thousands)
                               United                                Elimina-    Consoli-
                               States       Canada      Europe        tions       dated

1993
Net sales to unaffiliated
  customers                  $379,968     $ 31,268     $ 38,913        --       $450,149
Inter-area sales               13,036           83        5,609     $(18,728)       --
Total net sales               393,004       31,351       44,522      (18,728)    450,149
Operating income (loss)        22,716          (60)       4,357         --        27,013
Identifiable assets           250,126       24,376       28,258         --       302,760

1992
Net sales to unaffiliated
  customers                  $348,160     $ 34,303     $ 38,291         --      $420,754
Inter-area sales               13,029          153        5,448     $(18,630)       --
Total net sales               361,189       34,456       43,739      (18,630)    420,754
Operating income (loss)        21,758       (3,276)       3,736         --        22,218
Identifiable assets           237,983       25,235       31,235         --       294,453

1991
Net sales to unaffiliated
  customers                  $330,383     $ 42,308     $ 35,674         --      $408,365
Inter-area sales               14,892          158        4,532     $(19,582)       --
Total net sales               345,275       42,466       40,206      (19,582)    408,365
Operating income (loss)        24,121       (1,573)       3,378         --        25,926
Identifiable assets           238,083       29,644       35,305         --       303,032



Financial Review

Responsibility for Financial Reporting

The Board of Directors and Shareholders
Thomas Industries Inc.

The financial statements herein have been prepared under management direction from accounting records which management believes present fairly the transactions and financial position of the Company. They were developed in accordance with generally accepted accounting principles appropriate in the circumstances.

Management has established internal control systems and procedures, including an internal audit function, to provide reasonable assurance that assets are maintained and accounted for in accordance with its authorizations and that transactions are recorded in a manner to ensure reliable financial information. The Company has a formally stated and communicated policy demanding of employees high ethical standards in their conduct of its business.

The Audit Committee of the Board of Directors is composed of outside directors who meet regularly with management, internal auditors, and independent


<PAGE 47>

auditors to review audit plans and fees, independence of auditors, internal controls, financial reports, and related matters. The Committee has unrestricted access to the independent and internal auditors with or without management attendance.



/S/Timothy C. Brown                             /S/Phillip J. Stuecker

Timothy C. Brown                                Phillip J. Stuecker
President and                                   Vice President of Finance
Chief Executive Officer                         Chief Financial Officer
                                                Secretary

Louisville, Kentucky
February 10, 1994










































<PAGE 48>

Independent Auditors' Report

The Board of Directors and Shareholders
Thomas Industries Inc.

We have audited the accompanying consolidated balance sheet of Thomas Industries Inc. and subsidiaries as of December 31, 1993, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended.

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Thomas Industries Inc. and subsidiaries as of December 31, 1992 and for the years ended December 31, 1992 and 1991, were audited by other auditors whose report thereon dated February 11, 1993, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1993 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Thomas Industries Inc. and subsidiaries as of December 31, 1993, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

As discussed in Note 7 to the consolidated financial statements, the Company changed its method of accounting for postretirement benefits in 1993 to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." As discussed in Note 3, the Company changed its method of accounting for income taxes in 1993 to adopt the provisions of SFAS No. 109, "Accounting for Income Taxes." As discussed in
Note 1, the Company changed its method of accounting for certain inventories in 1993.

S/KPMG Peat Marwick

Louisville, Kentucky
February 10, 1994










<PAGE 49>
11-Year Summary of Operations and Statistics

(In thousands except per share data)                     1993          1992           1991           1990
Earnings Statistics (A)
  Net sales                                            $450,149      $420,754       $408,365       $461,725
  Cost of products sold                                 326,396       303,428        294,900        327,993
  Selling, general and administrative expenses          102,440       101,473         96,206        103,380
  Interest expense                                       10,279        10,428         11,004         12,198
  Income taxes                                            4,015         2,280          3,460          8,484
  Net income (loss)                                       3,805 (G)    (2,032)(D)      3,788         11,702

Financial Position (A)
  Working capital                                      $ 78,466      $ 70,448       $ 77,332       $ 91,483
  Current ratio                                        2.1 to 1      2.0 to 1       2.2 to 1       2.4 to 1
  Property, plant and equipment - net                    76,587        79,799         84,446         87,208
  Total assets                                          302,760       294,453        303,032        323,350
  Return on ending assets                                   1.3%          (.7)%          1.3%           3.6%
  Long-term debt                                         87,509        89,900         93,309        108,853
  Long-term debt to total capital                          41.2%         41.0%          40.2%          43.4%
  Shareholders' equity                                  125,049       129,545        138,575        141,694
  Return on average shareholders' equity                    3.0%         (1.5)%          2.7%           8.3%

Data Per Common Share (B)
  Net income (loss)                                        $.38         $(.20)          $.38          $1.15
  Dividends declared:  cash                                 .40           .40            .76            .76
                       stock
  Shareholders' equity                                    12.44         12.94          13.84          14.15
  Price range per share                                   14 to     14-1/8 to      14-3/4 to      20-7/8 to
                                                            9-1/8     8-3/8           9-1/4         9-1/4
Other Data
  Cash dividends declared                              $  4,014      $  4,004       $  7,608       $  7,726
  Expenditures for property, plant and equipment (C)     13,908        13,152         11,636         17,161
  Depreciation and amortization                          16,517        16,339         16,096         15,658
  Average number of employees                             3,390         3,480          3,530          3,930
  Sales per average number of employees                   132.8         120.9          115.7          117.5
  Number of shareholders of record                        2,903         3,154          3,308          3,249
  Average number common shares outstanding (B)       10,035,172    10,010,746     10,010,000     10,178,547

Segment Information (A)
  Net Sales
    Lighting                                           $298,432       $286,417      $282,964       $332,802
    Compressors & Vacuum Pumps                          127,896        110,022        99,444         98,355
    Other                                                23,821         24,315        25,957         30,568

      Total net sales                                  $450,149       $420,754      $408,365       $461,725

  Operating income
    Lighting                                           $    120       $  2,659      $  7,910       $ 23,746
    Compressors & Vacuum Pumps                           26,183         19,147        16,883         15,050
    Other                                                   710            412         1,133          1,195

      Total operating income                           $ 27,013       $ 22,218      $ 25,926       $ 39,991




<PAGE 50>

    1989            1988          1987           1986          1985          1984          1983

  $436,577        $347,578      $321,911       $296,195      $294,711      $275,679      $208,072
   305,092         237,586       212,271        197,125       199,029       186,774       142,953
   100,705          83,212        80,160         72,322        66,910        60,229        45,604
    10,464           3,983         3,500          2,615         4,018         3,613         1,611
    14,175          11,860        12,380         11,460        11,247        12,594         6,281
    20,616          18,507        17,136         12,756        16,233        15,855         9,214


  $105,028        $ 78,180      $ 84,752       $ 73,939      $ 70,224      $ 83,167      $ 69,725
  2.4 to 1        2.7 to 1      3.3 to 1       3.8 to 1      3.3 to 1      3.6 to 1      3.9 to 1
    80,675          44,133        37,957         32,541        31,488        33,212        28,243
   333,327         207,624       208,182        168,812       166,179       178,214       132,607
       6.2%            8.9%          8.2%           7.6%          9.8%          8.9%          6.9
   117,254          32,790        35,294         20,133        22,329        43,074        16,190
      45.8%           20.8%         21.4%          14.6%         16.9%         30.1%         15.2%
   138,999         124,701       129,773        117,411       109,962        99,851        90,017
      15.6%           14.5%         13.9%          11.2%         15.5%         16.7%         10.5%


     $2.02           $1.70         $1.56          $1.17         $1.50         $1.47          $.86
       .73             .66           .62            .56           .53           .49           .42
                        5%            5%            10%            5%            10%           10%
     13.59           12.25         11.78          10.72         10.11          9.25          8.35
 20-5/8 to       23-3/8 to     20-1/2 to      22-1/8 to     17-1/8 to     14-7/8 to     15-3/8 to
   17-5/8          15            13-1/4         14             11-7/8       9-3/4         8-5/8

  $  7,437        $  7,211      $  6,793       $  6,130      $  5,794      $  5,243      $  4,549
    20,974          14,583         9,723          7,017         7,395         7,090         4,730
    11,512           8,494         7,313          6,096         6,017         5,446         5,064
     3,700           3,170         3,140          3,080         3,160         3,180         2,740
     118.0           109.6         102.5           96.2          93.3          86.7          75.9
     3,386           3,530         3,702          3,830         3,940         4,000         4,000
10,183,513      10,916,302    10,999,754     10,920,883    10,833,894    10,788,728    10,768,317



  $306,146        $217,811      $201,785       $201,694      $186,617      $156,941      $103,772
    87,466          67,259        51,650         34,787        35,511        39,647        32,574
    42,965          62,508        68,476         59,714        72,583        79,091        71,726

  $436,577        $347,578      $321,911       $296,195      $294,711      $275,679      $208,072


  $ 22,135        $ 16,957      $ 21,467       $ 22,737      $ 20,976      $ 17,110      $  3,365 (E)
    15,113          12,029         8,742          3,206 (F)     6,484         8,268         7,002
     4,558           6,660         8,305          6,174         7,314         9,222         7,520

  $ 41,806        $ 35,646      $ 38,514       $ 32,117      $ 34,774      $ 34,600      $ 17,887







<PAGE 51>


Note: See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

(A) Acquisitions and divestitures--major acquisitions during the period include Capri and Gardco in 1984, Lumec and ASF GmbH in 1987, and Day-Brite in 1989. Major divestitures and the effect on net income in the year of divestiture include North American Decorative Products and Lennon Wallpaper (minority interests), Pouliot Designs, and Paint Applicator in 1988 for a gain of $2,598,000; and the Tool and Fastener Division in 1989 for a gain of $5,223,000.

(B)  Adjusted for stock dividends

(C) Does not include property, plant and equipment of companies at dates acquired

(D)  Includes after-tax charge of $3,986,000 restructuring costs

(E)  Includes Electronics Division shutdown costs

(F)  Includes charge of $2,600,000 litigation settlement

(G) Includes after-tax charge of $2,040,000 restructuring costs and credit of $1,148,000 for LIFO accounting change






























<PAGE 52>

                                                       Exhibit 18.

           Letter Regarding Change in Accounting Principles

 March 17, 1994




 The Board of Directors
 Thomas Industries Inc.


 Gentlemen:

 We have audited the consolidated balance sheet of Thomas Industries Inc. and subsidiaries as of December 31, 1993, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended, and have reported thereon under date of February 10, 1994. The aforementioned consolidated financial statements and our audit report thereon are incorporated by reference in the Company's annual report on Form 10-K for the year ended December 31, 1993. As stated in Note 1 to those financial statements, the Company changed its method of accounting for certain domestic inventories from the FIFO method to the LIFO method and, for certain other inventories within the Lighting segment, in the method of applying LIFO as required by changes in the nature of the Company's business and states that the newly adopted accounting principles are preferable in the circumstances because these changes provide a better matching of costs with related revenues. In accordance with your request, we have reviewed and discussed with Company officials the circumstances and business judgment and planning upon which the decision to make these changes in the method of accounting was based.

 With regard to the aforementioned accounting changes, authoritative criteria have not been established for evaluating the preferability of one acceptable method of accounting over another acceptable method. However, for purposes of Thomas Industries Inc.'s compliance with the requirements of the Securities and Exchange Commission, we are furnishing this letter.

 Based on our review and discussion, with reliance on management's business judgment and planning, we concur that the newly adopted methods of accounting are preferable in the Company's circumstances.

 Very truly yours,



 S/KPMG PEAT MARWICK










<PAGE 53>

                                                                    Exhibit 22.
                            SUBSIDIARIES OF THE REGISTRANT



                                            Place of             Percentage of
        Name of Company                  Incorporation         Voting Securities

ASF Gesellschaft fur Electrotechnische
Gerate mbH                               Germany                     100%

ASF, Inc.                                Georgia                     100%

Belvedere Lighting Center, Inc.          Tennessee                   100%

Helmut Brey Verwaltung GmbH              Germany                     100%

Builders Brass Works of Nevada, Inc.     Nevada                      100%

Builders Brass Works de Mexico,
S.A. de C.V.                             Mexico                      100%

Capri Lighting, Inc.                     California                  100%

Day-Brite Lighting, Inc.                 Delaware                    100%

Fastway Holding Company                  Delaware                    100%

Gardco Manufacturing, Inc.               California                  100%

Lumec, Inc.                              Province of Quebec,         100%
                                         Canada

Pouliot Designs Corporation              Minnesota                   100%

T.I. Industries Corporation              Delaware                    100%

TI Pneumotive, Inc.                      Delaware                    100%

Thomas Group U.K., Inc.                  Delaware                    100%

Thomas Imports, Inc.                     Nevada                      100%

Thomas Industries Corp.                  Province of Ontario,        100%
                                         Canada

Thomas Industries Export, Inc.           U.S. Virgin Islands         100%

Thomas Industries of Nevada, Inc.        Nevada                      100%

Tupelo Holdings Inc.                     Delaware                    100%

Thomas Lighting de Mexico, S.A. de C.V.  Mexico                      100%

Wilhelm Sauer GmbH and Company KG (WISA) Germany                     100%

<PAGE 54>

                             NON WHOLLY OWNED SUBSIDIARIES

Jackson Hardware Company, Ltd.           Thailand                     60%

Yamada Day-Brite, Ltd.                   Japan                        50%




















































<PAGE 55>
                                                       Exhibit 23.


                      CONSENT OF INDEPENDENT AUDITORS





The Board of Directors
Thomas Industries Inc.


We consent to incorporation by reference in the registration statements (No. 33-16257) on Form S-8 and (No. 33-51653) on Form S-8 of Thomas Industries Inc. of our report dated February 10, 1994, relating to the consolidated balance sheet of Thomas Industries Inc. and subsidiaries as of December 31, 1993, and the related consolidated statements of income, shareholders' equity, and cash flows and related schedules for the year then ended, which report appears in the December 31, 1993 annual report on Form 10-K of Thomas Industries Inc.

Our report refers to a change in the method of accounting for postretirement benefits, income taxes, and certain inventories.



/S/KPMG PEAT MARWICK

Louisville, Kentucky
March 17, 1994





























<PAGE 56>

                                                    Exhibit 23.a


                      CONSENT OF INDEPENDENT AUDITORS



We consent to the incorporation by reference in the Registration Statements (Form S-8 No. 33-16257) pertaining to the stock option plan and (Form S-8
No. 33-51653) pertaining to the retirement savings and investment plan of Thomas Industries Inc. of our report dated February 11, 1993, with respect to the 1992 and 1991 consolidated financial statements and related schedules of Thomas Industries Inc. included and/or incorporated by reference in this Annual Report (Form 10-K) for the year ended December 31, 1993.



/S/ERNST & YOUNG

March 17, 1994