Form 10-Q
period 1994-03-31
THOMAS INDUSTRIES INC
filed 1994-05-05
CIK 97886

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-Q

(Mark One)
 _
/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 31, 1994

                                          OR
 _
/_/ TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________to________________________


                            Commission File Number 1-5426.



                                THOMAS INDUSTRIES INC.
             (Exact name of registrant as specified in its charter)


                        Delaware                                61-0505332
             (State or other jurisdiction of                 (I.R.S. Employer
              incorporation or organization)                Identification No.)


       4360 Brownsboro Road, Louisville, Kentucky                40207
        (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code         502/893-4600


                                    Not applicable
(Former name, former address, and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes   x       No

The number of shares outstanding of issuer's Common Stock, $1 par value, as of May 4, 1994, was 10,054,845 shares.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                        THOMAS INDUSTRIES INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (Dollars in Thousands Except Amounts Per Share)


                                                           Three Months Ended
                                                                March 31
                                                            1994        1993

Net sales                                                $109,391    $112,074
Cost of products sold                                      79,741      82,421
                          Gross profit                     29,650      29,653

Other (income) expense:
  Selling, general, and
    administrative expenses                                25,514      25,958
  Interest expense                                          2,427       2,606
  Other                                                      (129)       (147)
            Income before income taxes                      1,838       1,236
Income tax provision                                          827         581
                            Net income                   $  1,011    $    655

Per Common Share amounts:
  Net income per share                                       $.10        $.07
  Dividends declared per share                               $.10        $.10
  Average number of shares outstanding                 10,049,995  10,011,333

See notes to condensed consolidated financial statements.


                        THOMAS INDUSTRIES INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Dollars in Thousands)

                                                   (Unaudited)
                                                     March 31       December 31
                                                       1994            1993*
ASSETS

Current assets
  Cash and cash equivalents                          $  4,565        $  2,364
  Accounts receivable, less allowance
    (1994--$1,996; 1993--$1,763)                       63,429          61,214
  Inventories:
    Finished products                                  32,755          33,374
    Raw materials                                      26,347          26,969
    Work in process                                    11,983          11,821
                                                       71,085          72,164
  Assets held for disposition                           2,875           2,247
  Deferred income taxes                                 7,114           7,810
  Other current assets                                  8,168           7,031
                       Total current assets           157,236         152,830

Property, plant and equipment                         146,378         146,923
  Less accumulated depreciation and amortization       71,929          70,336
                                                       74,449          76,587
Intangible assets--less accumulated amortization       63,296          63,818
Other assets                                            9,566           9,525
                                                     $304,547        $302,760

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Notes payable                                      $ 22,152        $ 15,870
  Accounts payable                                     22,606          24,562
  Other current liabilities                            29,846          31,726
  Current portion of long-term debt                     9,714           2,206
                  Total current liabilities            84,318          74,364

Deferred income taxes                                   8,459           8,342
Long-term debt (less current portion)                  79,824          87,509
Minimum pension liability                               4,322           4,322
Other long-term liabilities                             3,435           3,174

Shareholders' equity
  Preferred Stock, $1 par value,
  3,000,000 shares authorized--none issued
  Common Stock, $1 par value
  Shares authorized:  60,000,000
    Shares issued:  1994--11,418,790;
                    1993--11,415,790                   11,419          11,416
  Capital surplus                                     117,291         117,264
  Retained earnings                                    24,752          24,746
  Minimum pension liability adjustment                 (3,241)         (3,241)
  Equity adjustment from translation                   (3,052)         (2,156)
  Less cost of treasury shares:
    (1994 and 1993--1,366,695)                        (22,980)        (22,980)
                                                      124,189         125,049
                                                     $304,547        $302,760

*Derived from the audited December 31, 1993, consolidated balance sheet.
 See notes to condensed consolidated financial statements.


                        THOMAS INDUSTRIES INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)
                                (Dollars in Thousands)

                                                            Three Months Ended
                                                                 March 31
                                                             1994        1993
1993 Cash flows from operating activities:
  Net income                                               $ 1,011     $   655
  Reconciliation of net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                          4,022       4,238
      Deferred income taxes                                    116         216
      Provision for losses on accounts receivable              322          25
      Changes in operating assets and liabilities,
        net of effects of acquisitions and
        dispositions:
          Accounts receivable                               (3,013)    (10,797)
          Inventories                                         (360)     (5,501)
          Other current assets                                  61          53
          Accounts payable                                  (1,724)      2,198
          Accrued expenses and other liabilities            (2,833)     (2,213)
          Other                                               (128)        570
            Net cash used in operating activities           (2,526)    (10,556)

Cash flows from investing activities:
  Purchase of property, plant, and equipment                (2,556)     (3,659)
  Proceeds from sale of property, plant, and
    equipment                                                2,366        -0-
            Net cash used in investing activities             (190)     (3,659)

Cash flows from financing activities:
  Proceeds from short-term debt, net                         6,282      13,176
  Payments of long-term debt                                  (247)       (511)
  Dividends paid                                            (1,005)     (1,001)
  Other                                                       (113)         52
            Net cash provided by financing activities        4,917      11,716

    Increase (decrease) in cash and cash
      equivalents                                            2,201      (2,499)

Cash and cash equivalents at beginning of quarter            2,364       3,539

            Cash and cash equivalents at end of quarter    $ 4,565     $ 1,040

See notes to condensed consolidated financial statements.


                        THOMAS INDUSTRIES INC. AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note A -- Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

The results of operations for the three-month period ended March 31, 1994, are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.


Note B -- Contingencies

In the normal course of business, the Company and its subsidiaries are parties to litigation. Management believes that these matters will be resolved with no material adverse impact on the financial position of the Company.


Note C -- Divestiture

On March 4, 1994, the Company announced the sale of its Oliver-MacLeod Division in Gravenhurst, Ontario, Canada, to Security Chimneys Ltd. of Laval, Quebec, Canada. Oliver-MacLeod manufactures factory-built chimneys and zero clearance fireplaces. This division is reported as part of the "Other" group of operations. The sale was essentially at book value with no reported gain or loss.


Note D -- Subsequent Events

On April 20, 1994, the Company sold its Portland Willamette Division and announced the planned sale of its Builders Brass Works Division. Portland Willamette manufactures fireplace screens and related accessories. Builders Brass Works manufactures architectural hardware and door controls. These divisions are two of the operations grouped as "Other" for reporting purposes. It is anticipated that these transactions will generate a pretax gain of $4,175,000, and a net gain of $3,000,000, or $.30 per share, which will be recorded in the second quarter.

Item 2.  Management's Discussion and Analysis

         Net sales during the first quarter ended March 31, 1994, were 2% below the first quarter 1993. Net sales for the Lighting Segment were down 10 percent from last year's first quarter, due in part to shipment delays created by the inclement weather that affected much of the country in the first two months of the year and to reduced order volumes during the quarter. The Compressors and Vacuum Pumps Segment experienced an 18% increase in net sales for the quarter over 1993 due to the continuing success of new product applications and the strength of existing product volume. Net sales from the three divisions grouped as "Other" were down 14 percent during the 1994 first quarter versus 1993 due partly to the sale as previously announced on March 4, 1994, of the Oliver-MacLeod Division and to lower unit volumes.

         Net income for the first three months of 1994 increased to $1,011,000 compared to last year's first quarter net income of $655,000. Operating income from the Compressor and Vacuum Pump Segment improved 35% over the 1993 first quarter, resulting from the higher sales levels. The Lighting Segment operating results were below expectations, due primarily to the lower sales levels and the resulting pressure on pricing margins. The operating results of the three operations comprising the "Other" group improved over last year due to the reductions in selling, general, and administrative costs.

         Cost of products sold improved to 72.9% of sales for the first quarter 1994 compared to 73.5% last year, as the higher proportion of sales from the Compressors and Vacuum Pumps Segment to the total has contributed to improved overall margins.

         Selling, general, and administrative costs were lower for the first three months versus 1993, while remaining essentially flat as a percent of sales at 23.3% for 1994 compared to 23.2% during the first quarter of 1993. SG&A costs for the Lighting Segment were down 1% for the current quarter from last year's level, due primarily to reduced selling costs on the lower sales. The Compressors and Vacuum Pumps Segment costs increased 8% over the prior year in support of the 18% increase in sales for 1994, while these costs as a percent of sales were 1% lower in 1994 for the Segment. SG&A expenses for the "Other" group were 21% lower than 1993 levels, and 2% lower as a percent of sales, due to the diligent efforts to reduce overhead costs within these smaller operations.

         Interest expense for the first three months of 1994 was 7% lower than the comparable 1993 period, due in part to the benefit of lower short-term rates in Europe and the effect of additional reduction of long-term debt.

         Working capital of $72,918,000 at March 31, 1994, was down from $78,466,000 at December 31, 1993, due primarily to the reclassifica-tion of $7.7 million of the long-term debt to current portion due in January 1995. Accounts receivable levels have increased due to seasonal factors over December 1993 but are 6% below March 31, 1993,
         levels.   Inventories  have  been reduced  by  1.5% from December 1993 levels and are 8% below March 31, 1993. Notes payable to banks have increased from the December 31, 1993, levels due to seasonal needs. The current balance, however, is 16% below the outstanding balance at

         March 31, 1993. The current ratio was 1.86 at March 31, 1994, compared to 2.06 at December 31, 1993, again due primarily to the additional long-term debt maturing in January 1995. Certain loan agreements of the Company include restrictions on working capital, operating leases, tangible net worth, and the payment of cash dividends and stock distributions. Under the most restrictive of these arrangements, retained earnings of $9.6 million are not restricted at March 31, 1994.

         As of March 31, 1994, the Company had available credit of $67 million with banks under short-term borrowing arrangements and a revolving line of credit, $49 million of which was available as of March 31, 1994. Anticipated funds from operations, along with available short-term credit and other resources, are expected to be sufficient to meet cash requirements in the year ahead. Cash in excess of operating requirements will continue to be invested in high grade, short-term securities.


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

           (a)  Exhibits

                (4) Note Agreement dated January 19, 1990, by and among the Company and its Day-Brite Lighting, Inc., subsidiary, Allstate Life Insurance Company, and other investors, as filed as Exhibit 4 to Form 10-K filed March 22, 1990, herein incorporated by reference.

                     Copies of debt instruments for which the related debt is less than 10 percent of consolidated total assets will be furnished to the Commission upon request.



                                       SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 THOMAS INDUSTRIES INC.
                                                       Registrant


                                        /S/       Phillip J. Stuecker
                                        _______________________________________
                                        Phillip J. Stuecker, Vice President and
                                          Chief Financial Officer

Date:        May 5, 1994