Form 10-Q
period 1994-06-30
THOMAS INDUSTRIES INC
filed 1994-08-11
CIK 97886

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-Q

(Mark One)
 _
/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 June 30, 1994

                                          OR
 _
/_/ TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________________to_________________________


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

The number of shares outstanding of issuer's Common Stock, $1 par value, as of August 5, 1994, was 10,065,678 shares.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                        THOMAS INDUSTRIES INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (Dollars in Thousands Except Amounts Per Share)

                                     Three Months Ended       Six Months Ended
                                          June 30                 June 30
                                      1994        1993         1994      1993

Net sales                          $117,288    $111,001     $226,679   $223,075
Cost of products sold                84,473      80,873      164,214    163,294
                  Gross profit       32,815      30,128       62,465     59,781

Other (income) expenses:
  Selling, general, and
    administrative expenses          26,362      25,232       51,876     51,190
  Interest expense                    2,351       2,610        4,778      5,216
  Other                              (3,794)        (75)      (3,923)      (222)
    Income before income taxes        7,896       2,361        9,734      3,597
Income tax provision                  2,850       1,186        3,677      1,767
                Net income         $  5,046    $  1,175     $  6,057   $  1,830

Per Common Share amounts:
  Net income per share                 $.50        $.12         $.60       $.18
  Dividends declared per share         $.10        $.10         $.20       $.20
  Average number of shares
    outstanding                  10,055,580  10,037,590   10,052,803 10,024,534

 See notes to condensed consolidated financial statements.



                        THOMAS INDUSTRIES INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Dollars in Thousands)

                                                       (Unaudited)
                                                         June 30     December 3
                                                           1994         1993*
ASSETS
Current assets
  Cash and cash equivalents                              $  3,829     $  2,364
  Accounts receivable, less allowance
    (1994--$1,944; 1993--$1,763)                           67,591       61,214
  Inventories:
    Finished products                                      31,378       33,374
    Raw materials                                          25,032       26,969
    Work in process                                        11,129       11,821
                                                           67,539       72,164
  Assets held for disposition                               2,250        2,247
  Deferred income taxes                                     5,841        7,031
  Other current assets                                      8,195        7,810
                             Total current assets         155,245      152,830

Property, plant and equipment                             144,416      146,923
   Less accumulated depreciation and amortization          71,026       70,336
                                                           73,390       76,587
Intangible assets--less accumulated amortization           63,378       63,818
Other assets                                               12,521        9,525
                                     Total assets        $304,534     $302,760

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Notes payable                                          $ 10,399     $ 15,870
  Accounts payable                                         24,420       24,562
  Other current liabilities                                34,717       31,726
  Current portion of long-term debt                         9,526        2,206
                        Total current liabilities          79,062       74,364

Deferred income taxes                                       8,588        8,342
Long-term debt (less current portion)                      79,907       87,509
Minimum pension liability                                   4,322        4,322
Other long-term liabilities                                 3,473        3,174

Shareholders' equity
  Preferred Stock, $1 par value,
  3,000,000 shares authorized--none issued
  Common Stock, $1 par value
  Shares authorized:  60,000,000
    Shares issued:  1994--11,431,873;
                    1993--11,415,790                       11,432       11,416
  Capital surplus                                         117,410      117,264
  Retained earnings                                        28,792       24,746
  Minimum pension liability adjustment                     (3,241)      (3,241)
  Equity adjustment from translation                       (2,231)      (2,156)
  Less cost of treasury shares
    (1994 and 1993--1,366,695)                            (22,980)     (22,980)
                                                          129,182      125,049
       Total liabilities and shareholders' equity        $304,534     $302,760

*Derived from the audited December 31, 1993, balance sheet.
 See notes to condensed consolidated financial statements.


                        THOMAS INDUSTRIES INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)
                                (Dollars in Thousands)

                                                              Six Months Ended
                                                                   June 30
                                                               1994      1993
Cash flows from operating activities:
  Net income                                                 $ 6,057   $ 1,830
  Reconciliation of net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                              7,938     8,644
    Deferred income taxes                                        245       105
    Provision for losses on accounts receivable                  588      (123)
    (Gain) loss on asset disposal                             (4,018)      130
    Changes in operating assets and liabilities,
    net of effects of acquisitions and dispositions:
      Accounts receivable                                     (9,523)  (13,996)
      Inventories                                                655    (5,133)
      Other current assets                                     2,228       (14)
      Accounts payable                                            (5)       45
      Accrued expenses and other liabilities                     708    (1,217)
      Other                                                       68       919
        Net cash provided by (used in)
          operating activities                                 4,941    (8,810)

Cash flows from investing activities:
  Purchases of property, plant, and equipment                 (7,106)   (7,360)
  Proceeds from sale of property, plant, and equipment        12,448      -0-
    Net cash provided by (used in) investing activities        5,342    (7,360)

Cash flows from financing activities:
  (Payments on) proceeds from short-term debt                 (6,326)   17,012
  Payments on long-term debt                                    (561)   (1,006)
  Dividends paid                                              (2,011)   (2,002)
  Other                                                           80        14
    Net cash (used in) provided by financing activities       (8,818)   14,018

      Increase (decrease) in cash and cash equivalents         1,465    (2,152)

        Cash and cash equivalents at beginning of year         2,364     3,539

          Cash and cash equivalents at end of period         $ 3,829   $ 1,387

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

The results of operations for the six-month period ended June 30, 1994, are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.


Note B -- Contingencies

In the normal course of business, the Company and its subsidiaries are parties to litigation. Management believes that these matters will be resolved with no materially adverse impact on the financial position of the Company.


Note C -- Divestitures

On March 4, 1994, the Company announced the sale of its Oliver-MacLeod Division in Gravenhurst, Ontario, Canada, to Security Chimneys Ltd. of Laval, Quebec, Canada. Oliver-MacLeod manufactures factory-built chimneys and zero clearance fireplaces. No gain or loss resulted from the transaction.

On April 20, 1994, and May 27, 1994, respectively, the Company sold its Portland Willamette and Builders Brass Works Divisions. Portland Willamette manufactures fireplace screens and related accessories. Builders Brass Works manufactures architectural hardware and door controls. These transactions resulted in a pretax gain of $4,175,000 and a net gain of $3,000,000, or $.30 per share.

All three of these divested divisions were grouped as "Other" for reporting purposes.

Item 2.  Management's Discussion and Analysis

         Net sales during the second quarter ended June 30, 1994, increased 6% over the second quarter 1993 to $117.3 million. For the six months ended June 30, 1994, net sales were 2% higher than the first half of 1993. As of May 27, 1994, the Company completed its divestment of businesses outside the two core segments, Lighting and Compressors and Vacuum Pumps. The sales and operating income of these smaller businesses are not considered material to current results or future trends. Lighting Segment sales were up 8% for the second quarter over 1993, due to improved volume in both the U.S. and Canadian lighting markets, recovering from a slow first quarter with year-to-date sales within 1% of 1993 first-half levels. The Compressor and Vacuum Pump Segment sales increased 14% and 16% for the current quarter and year to date, respectively, over 1993. This represents the highest level of sales for any quarter or six-month period in the Company's history for this Segment, as unit sales volume continues to grow due to expanded applications of existing products as well as newly developed products.

         Net income for the 1994 second quarter and first half of $5.0 million and $6.1 million, respectively, includes a net after-tax gain of $3.0 million from the sale of the two remaining non-core businesses during the second quarter, as mentioned above and a $.4 million gain due to LIFO inventory layer reductions. Exclusive of the $3.0 million gain, net income improved 74% and 67% over the second quarter and first six months of 1993, respectively, due primarily to the record sales and earnings from the Compressor and Vacuum Pump Segment in both periods. Operating income within the Lighting Segment also improved for the second quarter over last year due to improved sales levels, particularly within the U.S. and Canadian Outdoor Lighting operations. Year-to-date 1994 operating results for Lighting remain just slightly behind 1993 results due to the weak first quarter 1994 sales performance.

         Cost of products sold as a percent of sales improved to 72.0% and 72.4% of sales for the second quarter and six months to date, respectively, for 1994 versus 72.9% and 73.2% for the comparable 1993 periods. This improvement is due primarily to the increasing mix of Compressor and Vacuum Pump sales and margins to the total, as gross margins within the Lighting Segment have remained unchanged from 1993 to 1994.

         Selling, general, and administrative costs were slightly lower as a percent of sales for the second quarter 1994, at 22.5% versus 22.7% for 1993, due substantially to the relatively fixed nature of most of these costs over the higher sales volume. Year-to-date sales and general and administrative costs remained at approximately the same level as 1993, at 22.9%.

         Interest expense for the second three months of 1994 was 10% below 1993, with the first six months of 1994 down 8% compared to 1993 due in part to the benefit of lower short-term rates in Europe and the effect of additional reduction of long-term debt.

         Working capital of $76,183,000 at June 30, 1994, is lower as compared to $78,466,000 at December 31, 1993, partly due to the reclassifica-tion of $7.7 million of long-term debt to current portion due in

         January 1995. Accounts receivable levels have increased due to seasonal factors over 1993 but are 4% below June 30, 1993, levels. Inventories have been reduced by 6.4% from December 1993 levels and are 12% below June 30, 1993, due in part to the elimination of the divisions sold as mentioned above as well as a concerted effort having been made to reduce inventory levels within the Lighting Segment.
         Notes payable to banks have decreased from the December 31, 1993, levels due to improved cash flow and the proceeds from the divestitures. The current ratio was 1.96 at June 30, 1994, compared to
         2.06 at December 31, 1993. Certain loan agreements of the Company include restrictions on working capital, operating leases, tangible net worth, and the payment of cash dividends and stock distributions. Under the most restrictive of these arrangements, retained earnings of $12.5 million are not restricted at June 30, 1994.

         As of June 30, 1994, the Company had available credit of $68 million with banks under short-term borrowing arrangements and a revolving line of credit, $59 million of which was available as of June 30, 1994. Anticipated funds from operations, along with available short-term credit and other resources, are expected to be sufficient to meet cash requirements in the year ahead. Cash in excess of operating requirements will continue to be invested in high grade, short-term securities.


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

                                               THOMAS INDUSTRIES INC.
                                                     Registrant


                                         /S/ Phillip J. Stuecker
                                         Phillip J. Stuecker, Vice President
                                           and Chief Financial Officer

Date         August 11, 1994