Form 10-Q
period 1994-09-30
THOMAS INDUSTRIES INC
filed 1994-11-14
CIK 97886

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-Q

(Mark One)

 x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 1994

                                          OR

     TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________________to_______________________


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

The number of shares outstanding of issuer's Common Stock, $1 par value, as of November 4, 1994, was 10,067,678 shares.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                        THOMAS INDUSTRIES INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (Dollars in Thousands Except Amounts Per Share)

                                     Three Months Ended      Nine Months Ended
                                        September 30            September 30
                                      1994        1993         1994      1993

Net sales                          $119,035    $117,322     $345,714   $340,397
Cost of products sold                85,098      86,105      249,312    249,399
                  Gross profit       33,937      31,217       96,402     90,998

Other (income) expenses:
  Selling, general, and
    administrative expenses          26,435      25,785       78,311     76,975
  Interest expense                    2,291       2,586        7,069      7,802
  Other                                (106)       (103)      (4,029)      (325)
    Income before income taxes        5,317       2,949       15,051      6,546
Income tax provision                  2,497       1,397        6,174      3,164
                Net income         $  2,820    $  1,552     $  8,877   $  3,382

Per Common Share amounts:
  Net income per share                 $.28        $.15         $.88       $.34
  Dividends declared per share         $.10        $.10         $.30       $.30
  Average number of shares
    outstanding                  10,065,613  10,043,794   10,057,120 10,031,024

 See notes to condensed consolidated financial statements.

                        THOMAS INDUSTRIES INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Dollars in Thousands)

                                                       (Unaudited)
                                                       September 30  December 31
                                                           1994         1993*
ASSETS
Current assets
  Cash and cash equivalents                              $  5,337     $  2,364
  Accounts receivable, less allowance
    (1994--$1,938; 1993--$1,763)                           69,505       61,214
  Inventories:
    Finished products                                      31,633       33,374
    Raw materials                                          29,270       26,969
    Work in process                                        10,702       11,821
                                                           71,605       72,164
  Assets held for disposition                               2,294        2,247
  Deferred income taxes                                     6,451        7,031
  Other current assets                                      7,453        7,810
                             Total current assets         162,645      152,830

Property, plant and equipment                             149,186      146,923
   Less accumulated depreciation and amortization          74,385       70,336
                                                           74,801       76,587
Intangible assets--less accumulated amortization           63,244       63,818
Other assets                                               12,784        9,525
                                     Total assets        $313,474     $302,760

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Notes payable                                          $  9,561     $ 15,870
  Accounts payable                                         30,604       24,562
  Other current liabilities                                35,521       31,726
  Current portion of long-term debt                         9,243        2,206
                        Total current liabilities          84,929       74,364

Deferred income taxes                                       8,673        8,342
Long-term debt (less current portion)                      79,921       87,509
Minimum pension liability                                   4,322        4,322
Other long-term liabilities                                 3,647        3,174

Shareholders' equity
  Preferred Stock, $1 par value,
  3,000,000 shares authorized--none issued
  Common Stock, $1 par value
  Shares authorized:  60,000,000
    Shares issued:  1994--11,432,373;
                    1993--11,415,790                       11,432       11,416
  Capital surplus                                         117,415      117,264
  Retained earnings                                        30,606       24,746
  Minimum pension liability adjustment                     (3,241)      (3,241)
  Equity adjustment from translation                       (1,250)      (2,156)
  Less cost of treasury shares
    (1994 and 1993--1,366,695)                            (22,980)     (22,980)
                                                          131,982      125,049
       Total liabilities and shareholders' equity        $313,474     $302,760

*Derived from the audited December 31, 1993, balance sheet.
 See notes to condensed consolidated financial statements.


                        THOMAS INDUSTRIES INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)
                                (Dollars in Thousands)

                                                             Nine Months Ended
                                                                September 30
                                                               1994      1993
Cash flows from operating activities:
  Net income                                                 $ 8,877   $ 3,382
  Reconciliation of net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                             11,879    12,889
    Deferred income taxes                                        330       109
    Provision for losses on accounts receivable                  797      (109)
    (Gain) loss on asset disposal, net                        (4,044)      140
    Changes in operating assets and liabilities
    net of effect of divestitures:
      Accounts receivable                                    (11,418)  (17,006)
      Inventories                                             (3,029)      618
      Other current assets                                     2,250      (771)
      Accounts payable                                         6,125     2,077
      Accrued expenses and other liabilities                   1,414    (1,163)
      Other                                                     (109)      550
        Net cash provided by operating activities             13,072       716

Cash flows from investing activities:
  Purchases of property, plant, and equipment                (11,723)  (10,126)
  Proceeds from sale of property, plant, and equipment,
    and other assets                                          12,708      -0-
    Net cash provided by (used in) investing activities          985   (10,126)

Cash flows from financing activities:
  (Payments of) proceeds from short-term debt, net            (7,326)   13,475
  Payments of long-term debt                                    (888)   (1,645)
  Dividends paid                                              (3,015)   (3,007)
  Other                                                          145      (282)
    Net cash (used in) provided by financing activities      (11,084)    8,541

      Increase (decrease) in cash and cash equivalents         2,973      (869)

        Cash and cash equivalents at beginning of year         2,364     3,539

          Cash and cash equivalents at end of period         $ 5,337   $ 2,670

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

The results of operations for the nine-month period ended September 30, 1994, are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.


Note B -- Contingencies

In the normal course of business, the Company and its subsidiaries are parties to litigation; and when costs can be reasonably estimated, the Company records appropriate liabilities for such matters.


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

Item 2.  Management's Discussion and Analysis

         Net sales during the third quarter ended September 30, 1994, increased 1% over the third quarter 1993 to $119.0 million. For the nine months ended September 30, 1994, net sales were 2% higher than the same year-to-date period for 1993. As of May 27, 1994, the Company completed its divestment of businesses outside the two core business segments, Lighting and Compressors & Vacuum Pumps. The sales and operating income of these smaller businesses are not considered material to current results or future trends. Net sales for the Lighting Segment were up 4% for the third quarter over 1993 and are 1% higher than 1993 for the nine months to date, due to improved volume in both the U.S. and Canadian lighting markets experienced over the second and third quarters of 1994 after a slow first quarter. The Compressor & Vacuum Pump Segment sales increased 12% and 15% for the 1994 third quarter and year to date, respectively, versus 1993, as unit sales volume continues to grow due to expanded applications of existing products as well as newly developed products.

         Net income for the 1994 third quarter, which includes a $.3 million gain due to LIFO inventory reductions, increased to $2.8 million from $1.6 million for 1993. Net income for the first nine months of 1994 rose to $8.9 million, which included a $3.0 million gain from the divestitures mentioned above and a $.7 million gain from LIFO inventory reductions. Exclusive of these gains, the year-to date net income improved 53% over 1993, due primarily to the record sales and earnings from the Compressor & Vacuum Pump Segment. Operating income within the Lighting Segment also improved during the third quarter over last year, as sales levels have increased over 1993. Year-to-date 1994 operating results for the Lighting business were improved over 1993, as sales levels have exceeded last year's second and third quarters.

         Cost of products sold as a percent of sales improved to 71.5% and 72.1% of sales for the third quarter and nine months to date, respectively, for 1994 versus 73.4% and 73.3% for the comparable 1993 periods. This improvement is both due to the increasing mix of Compressor & Vacuum Pump sales and margins to the total and to improved margin levels within the Lighting Segment as a result of continuing cost control and efficiency gains during 1994.

         Selling, general, and administrative costs were just slightly higher for the third quarter and nine months of 1994, at 22.2% and 22.7% of sales, respectively, versus 22.0% and 22.6%, respectively, for the 1993 periods, due substantially to the relatively fixed nature of most of these costs, with the exception of certain sales costs which are more a function of sales volume.

         Interest expense for the most recent quarter of 1994 was 11.4% below 1993, with the first nine months of 1994 down 9.4% compared to 1993 due in part to the lower level of borrowings and the benefit of lower short-term interest rates in Europe.

         Working capital of $77.7 million at September 30, 1994, is lower compared to $78.5 million at December 31, 1993, due in large part to the reclassification of $7.7 million of long-term debt to current portion due in January 1995. Accounts receivable levels have increased due to seasonal factors over December 1993 but are 5.6% below September 30, 1993, levels due to the elimination of the divested businesses noted above. Inventories at September 30, 1994, have increased 4.5% and 8.2% over December 31, 1993, and September 30, 1993, respectively, after adjusting out the inventories of the divested businesses from the prior balances, due substantially to the increases necessary to support the growing Compressor & Vacuum Pump businesses.

         Notes payable to banks have decreased from the December 31, 1993, levels due to improved cash flow and the proceeds from the divestitures. The current ratio was 1.92 at September 30, 1994, compared to 2.06 at December 31, 1993. Certain loan agreements of the Company include restrictions on working capital, operating leases, tangible net worth, and the payment of cash dividends and stock distributions. Under the most restrictive of these arrangements, retained earnings of $13.5 million are not restricted at September 30, 1994.

         As of September 30, 1994, the Company had available credit of $68 million with banks under short-term borrowing arrangements and a revolving line of credit, $60 million of which was available as of September 30, 1994. Anticipated funds from operations, along with available short-term credit and other resources, are expected to be sufficient to meet cash requirements in the year ahead. Cash in excess of operating requirements will continue to be invested in high grade, short-term securities.


PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

           (a)  Exhibits

                (27)  Financial Data Schedule

           (b) There have been no reports on Form 8-K filed during the quarter for which this report on Form 10-Q is being filed.

                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               THOMAS INDUSTRIES INC.
                                                     Registrant



                                      /S/Phillip J. Stuecker
                                         Phillip J. Stuecker, Vice President
                                           and Chief Financial Officer

Date        November 11, 1994

                                   EXHIBIT INDEX


No.                                             Description

27                                        Financial Data Schedule

[TYPE]            EX-27
[DESCRIPTION]     ART. 5 FDS FOR 3RD QUARTER 10-Q
[ARTICLE]         5
[LEGEND]          This schedule contains first nine months summary information extracted from the Thomas Industries Inc. 1994 Third Quarter
                  Form 10-Q and is qualified in its entirety by reference to such Form 10-Q filing.
[MULTIPLIER]      1,000

[PERIOD-TYPE]                       9-MOS
[FISCAL-YEAR-END]                                   DEC-31-1994
[PERIOD-END]                                        SEP-30-1994
[CASH]                                                    5,337
[SECURITIES]                                                  0
[RECEIVABLES]                                            71,443
[ALLOWANCES]                                              1,938
[INVENTORY]                                              71,605
[CURRENT-ASSETS]                                        162,645
[PP&E]                                                  149,186
[DEPRECIATION]                                           74,385
[TOTAL-ASSETS]                                          313,474
[CURRENT-LIABILITIES]                                    84,929
[BONDS]                                                  79,921
[COMMON]                                                 11,432
[PREFERRED-MANDATORY]                                         0
[PREFERRED]                                                   0
[OTHER-SE]                                              120,550
[TOTAL-LIABILITY-AND-EQUITY]                            313,474
[SALES]                                                 345,714
[TOTAL-REVENUES]                                        345,714
[CGS]                                                   249,312
[TOTAL-COSTS]                                           249,312
[OTHER-EXPENSES]                                         73,485
[LOSS-PROVISION]                                            797
[INTEREST-EXPENSE]                                        7,069
[INCOME-PRETAX]                                          15,051
[INCOME-TAX]                                              6,174
[INCOME-CONTINUING]                                       8,877
[DISCONTINUED]                                                0
[EXTRAORDINARY]                                               0
[CHANGES]                                                     0
[NET-INCOME]                                              8,877
[EPS-PRIMARY]                                               .88
(EPS-DILUTED>                                               .88