Form 10-Q/A
period 1994-09-30
THOMAS INDUSTRIES INC
filed 1994-12-22
CIK 97886

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                               FORM 10-Q/A-1

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

PART II.  OTHER INFORMATION

This Amendment is being filed to set out as a separate document the Financial Data Schedule (Exhibit 27) which was filed on a timely basis on November 14, 1994, as page 10 of the Registrant's Form 10-Q for the period ended September 30, 1994.

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

Date        December 21, 1994