Form 10-K405
period 1994-12-31
THOMAS INDUSTRIES INC
filed 1995-03-22
CIK 97886

                                    FORM 10-K
                        SECURITIES AND EXCHANGE COMMISSION
(Mark One)                    Washington, D.C. 20549

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended:  December 31, 1994
                                       OR
[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                           Commission File Number 1-5426

                              THOMAS INDUSTRIES INC.
              (Exact name of Registrant as specified in its Charter)

         DELAWARE                                      61-0505332
(State of incorporation)                (I.R.S. Employer Identification Number)

4360 BROWNSBORO ROAD, LOUISVILLE, KENTUCKY                             40207
(Address of principal executive offices)                             (Zip Code)

                                  502/893-4600
               (Registrant's telephone number, including area code)

             SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE
                        SECURITIES EXCHANGE ACT OF 1934:

    Title of Each Class               Name of Each Exchange on which Registered
Common Stock, $1 Par Value                     New York Stock Exchange
Preferred Stock Purchase Rights                New York Stock Exchange

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

As of March 3, 1995, 10,082,678 shares of the registrant's Common Stock were outstanding.

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 3, 1995, was approximately $150,000,000.

Portions of Proxy Statement for the Annual Meeting of Shareholders on April 20, 1995, are incorporated by reference in Part III of this report.

Portions of the Annual Report to Shareholders for fiscal year ended December 31, 1994 are incorporated by reference in Parts I and II of this report.

PART I.

ITEM 1.  BUSINESS

  a.  General Development of Business.

      The Company began operations in 1928 and has grown through both internal expansion and new business acquisitions. Efforts since 1984 have focused on expansion of the Lighting Segment and the Compressors and Vacuum Pumps Segment as the two core businesses. The significant recent additions to these two core segments have been ASF, Pneumotive, Brey, and WISA, all compressor and vacuum pump companies, acquired from 1987 through 1990; and the Lumec and Day-Brite Lighting additions in 1987 and 1989, respectively. These acquisitions have been strategically important as they allow the Company to offer a more complete product line and make the Company a more prominent participant in both the lighting and compressor and vacuum pump markets.

      The Lighting Segment operates in a multi-faceted industry, serving the consumer, commercial, industrial, and outdoor markets. The industry is dominated by five companies in the U.S. and Canada, one of which is Thomas Industries. Although the industry is subject to the cyclicality of residential and commercial construction activity, replacement and renovation activity moderates these cycles somewhat.

      Operations of the Compressors and Vacuum Pumps Segment help the Company moderate the impact of the Lighting Segment's vulnerability to construction and economic cycles. Thomas believes it is the major supplier to the original equipment manufacturer (OEM) medical market and a significant participant in its other OEM compressor and vacuum pump markets.

      During 1994, the Company divested the three remaining disassociated operating units that manufactured commercial construction hardware and consumer fireplaces and fireplace accessory products. These operations were insignificant, both individually and in the aggregate, to the Company.

  b.  Financial Information about Industry Segments.

      The information required by this item is set forth in Exhibit 13 under the heading "Notes to Consolidated Financial Statements," which information is hereby incorporated herein by reference.

  c.  Narrative Description of Business.

      The Company's principal businesses are lighting, including consumer, commercial, industrial, and outdoor lighting fixtures; and compressors and vacuum pumps. The Company designs, manufactures, markets, and sells these products; and maintains corporate offices in Louisville, Kentucky. The Company operates numerous divisions and subsidiaries, with facilities throughout the U.S. and operations in Canada and Germany. The Company also maintains sales offices in Brazil, England, Italy, and Japan and has joint ventures in Japan and in the U.S. and Canada with a Belgian company.

      Lighting Segment

        The Company's consumer lighting products--its original base--are designed for a broad range of consumers. The Company stresses product development to meet changing needs and demands. The Company typically targets the more upscale, single-family homeowner but also has a line for the do-it-yourself homeowner. The Company also is strongly involved in the replacement lighting market, which is a growing component of the overall lighting industry. Under the Thomas, Premier, and Do-It-Yourself brand names, the Company's consumer lighting line includes high-style chandeliers and bathroom fixtures, plus quality lighting products for foyers, dining rooms, living rooms, entertainment areas, kitchens, bedrooms, and outdoors.

        The Thomas, Premier, and Do-It-Yourself lines are distributed throughout the United States through a network of electrical distributors, lighting showrooms, and home centers, which, in turn, sell to electrical contractors, builders, and consumers.

        Consumer lighting fixtures are manufactured and sold in the U.S. and Canada under the Thomas, Premier, and Do-It-Yourself trade names; and those trade names are recognized as important to this Segment's business.

        The Company believes it has established a reputation as an innovator and pioneer in track and recessed lighting technology and is one of the nation's leading manufacturers of fluorescent and high-intensity discharge ("HID") commercial and industrial products. The Company's commercial and industrial product line can be applied to virtually any application, using a variety of lamp sources, and is designed for efficiency as well as energy savings. The Company's outdoor lighting products are known for their high performance in efficiency, glare control, and uniformity of illumination. Products are manufactured and sold in the U.S. and Canada under the Day-Brite, Gardco, Capri, Electro/Connect, McPhilben, Omega, Emco, Lumec, and Thomas Lighting trade names.

        The Lighting Segment accounted for 67 percent of the Company's sales in 1994, compared to 66 percent in 1993 and 68 percent in 1992.

      Compressors and Vacuum Pumps Segment

        This Segment includes air compressors and vacuum pumps manufactured under the Thomas name for use in the finished products of other domestic or foreign manufacturers. Its products also are manufactured for private-label sale in the construction compressor industry. Thomas specializes in compressor applications below the 1.5 horsepower range. Such compressors and vacuum pumps are found in medical equipment, vending machines, photocopiers, computer tape drives, automotive and
        transportation   equipment,  liquid  dispensing  applications,  gasoline
        vapor recovery, and waste disposal equipment. Thomas is the major compressor and vacuum pump participant in the medical OEM industry worldwide. The Company offers a wide selection of branded standard air compressors and vacuum pumps and will modify or design its products to meet exacting OEM applications.

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

        The Compressors and Vacuum Pumps Segment accounted for 32 percent of the Company's sales in 1994, compared to 29 percent in 1993 and 26 percent in 1992.

      Other Products

        These products, on a combined basis, accounted for 1 percent of the Company's sales in 1994, compared to 5 percent in 1993 and 6 percent in 1992.
                              ---------------------

      No single customer of the Company accounted for more than 10 percent of consolidated net sales or more than 10 percent of any segment's net sales in 1994, and no material part of the business is dependent upon a single customer the loss of which could have a materially adverse effect on the business of the Company.

      The backlog of unshipped orders was $90 million at December 31, 1994--48
      percent  Lighting  and  52  percent  Compressors  and   Vacuum  Pumps--and

      $86 million at December 31, 1993--56 percent Lighting, 43 percent Compressors and Vacuum Pumps, and 1 percent Other. The Company believes substantially all of such orders are firm, although some orders are subject to cancellation. Substantially all of these orders are filled in the succeeding year.

      Competition in the lighting industry is strong in all markets served by the Company. The industry has been consolidating significantly over the last few years. It is estimated that five companies control the majority of the market in the U.S. and Canada. Thomas Industries is one of these top five. The Company stresses high quality, and energy efficient lighting products, while providing value and strong customer support to compete in its markets.

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

      During 1994, the Company spent $12.7 million on research activities relating to the development of new products and the improvement of existing products. Substantially all of this amount was Company-sponsored activity. During 1993, the Company spent $12.4 million on these activities and during 1992, $12.5 million.

      Continued compliance with present and reasonably expected federal, state, and local environmental regulations is not expected to have any material effect upon capital expenditures, earnings, or the competitive position of the Company and its subsidiaries.

      The Company employs approximately 3,200 people.

  d.  Financial Information about Foreign and Domestic Operations and Export
      Sales.

      See Notes to Consolidated Financial Statements, as set forth in Exhibit 13, which information is incorporated herein by reference to the Company's 1994 Annual Report to Shareholders, for financial information about foreign and domestic operations. Export sales for the years 1994, 1993, and 1992, were $36,600,000, $34,500,000, and $32,800,000, respectively.

  e.  Executive Officers of the Registrant.

                                                                      Year
                                Office or Position                First Elected
                                   with Company             Age   as an Officer

      Timothy C. Brown       President, Chief Executive      44       1984
                             Officer, Chairman of the
                             Executive Committee, and
                             Director

      Richard J. Crossland   Group Vice President--          51       1994
        (A)                  Lighting

      Clifford C. Moulton    Group Vice President--          47       1993
        (B)                  Compressors and Vacuum
                             Pumps

      Phillip J. Stuecker    Vice President, Finance,        43       1984
                             Chief Financial Officer,
                             and Secretary

      Ronald D. Schneider    Vice President,                 44       1992
        (C)                  Lighting Operations

      C. Barr Schuler        Vice President, Corporate       54       1977
                             Development and Acquisitions

      Gilbert R. Grady, Jr.  Vice President, Corporate       58       1981
                             Employee Relations

      (A) Richard J. Crossland was elected an officer on August 18, 1994. Mr. Crossland spent the past 10 years with Philips Lighting Company, Somerset, New Jersey, where he was Group Vice President/General Manager of four divisions since 1990 and Vice President, Operations, of seven manufacturing facilities from 1989 to 1990.

      (B) Clifford C. Moulton was elected an officer effective March 1, 1993. Mr. Moulton had spent the past 23 years with Honeywell Corporation in various management positions, most recently as Vice President and General Manager of the Skinner Valve Division, since 1987.

ITEM 1.  (Continued)

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

  The following listing summarizes the Company's properties.

                              Number
                          of Facilities    Combined
          Segment         Owned  Leased   Square Feet   Nature of Facilities
         Lighting           9      5       1,867,887    Manufacturing plants
                            2      4         516,616    Distribution centers
                            0      4          65,630    Administrative offices
         Compressors
           and Vacuum       3      3         558,100    Manufacturing plants
           Pumps            0      1           6,000    Distribution center

         Corporate          0      2           16,186   Corporate headquarters
                            4      1          355,600   Leased to third parties
                            3      0          279,200   Property for sale

ITEM 3.  LEGAL PROCEEDINGS

  In the normal course of business, the Company and its subsidiaries are parties to legal proceedings. Management believes that these proceedings will be resolved with no materially adverse impact on the financial condition of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None

PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

  The information required by this item is set forth in Exhibit 13 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" and under the heading "Notes to Consolidated Financial Statements," which information is contained in the Company's 1994 Annual Report to Shareholders and hereby incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

  The information required by this item is set forth in Exhibit 13 under the heading "11-Year Summary of Operations and Statistics," which information is contained in the Company's 1994 Annual Report to Shareholders and hereby incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information required by this item is set forth in Exhibit 13 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," which information is contained in the Company's 1994 Annual Report to Shareholders and hereby incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information required by this item is set forth in Exhibit 13 under the headings "Consolidated Financial Statements," "Notes to Consolidated Financial Statements," and "Report of Management and Independent Auditors," which information is contained in the Company's 1994 Annual Report to Shareholders and hereby incorporated herein by reference.

  The supplementary data regarding quarterly results of operations is set forth in Exhibit 13 under the heading "Notes to Consolidated Financial Statements," which information is contained in the Company's 1994 Annual Report to Shareholders and hereby incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None


PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  a.  Directors of the Company

      The information required by this item is set forth in registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 1995, under the headings "Election of Directors" and "Compliance with

      Section 16(a)," which information is hereby incorporated herein by reference.

  b.  Executive Officers of the Company

      Reference is made to "Executive Officers of the Registrant" in Part I,
      Item 1e.

ITEM 11.  EXECUTIVE COMPENSATION

  The information required by this item is set forth in registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 1995, under the headings "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Board of Directors, which information is hereby incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is set forth in registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 1995, under the heading "Securities Beneficially Owned by Principal Shareholders and Management," which information is hereby incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item is set forth in registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 1995, under the caption "Board of Directors," which information is hereby incorporated herein by reference.


PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  a.  (1)  Financial Statements

           The following consolidated financial statements of Thomas Industries Inc. and subsidiaries, included in the Company's 1994 Annual Report to Shareholders are included in Part II, Item 8:

             Consolidated Balance Sheets--December 31, 1994 and 1993 Consolidated Statements of Income--Years ended December 31, 1994,
               1993, and 1992
             Consolidated Statements of Shareholders' Equity--Years ended
               December 31, 1994, 1993, and 1992
             Consolidated Statements of Cash Flows--Years ended December 31,
               1994, 1993, and 1992
             Notes to Consolidated Financial Statements--December 31, 1994 11-Year Summary of Operations and Statistics
             Independent auditors report from KPMG Peat Marwick LLP Independent auditors report from Ernst & Young LLP

      (2)  Financial Statement Schedules

             Schedule VIII -- Valuation and Qualifying Accounts

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

                    4(a) Note Agreement dated January 19, 1990, by and among the Company and its Day-Brite
                                     Lighting, Inc., subsidiary, Allstate Life
                                     Insurance Company, and other investors
                                     filed as Exhibit No. 4 to registrant's report on Form 10-K dated March 22, 1990, hereby incorporated by reference.

                                     Copies of  debt  instruments  for which the
                                     related   debt  is   less   than   10%   of
                                     consolidated total assets will be furnished
                                     to the Commission upon request.

                    4(b)             Rights Agreement filed as Exhibit 1 to
                                     registrant's report on Form 8-A on December
                                     23, 1987, hereby incorporated by reference.

                    4(c)             Amendment to Rights Agreement filed as
                                     Exhibit  1  to  the  registrant's report on
                                     Form 8-K  on   October  18,  1990,   hereby
                                     incorporated by reference.

                   10(a)             Employment Agreements with Timothy C.
                                     Brown, Gilbert R. Grady, Jr., C. Barr
                                     Schuler, and Phillip J. Stuecker filed as
                                     Exhibits 3(a), 3(f), 3(i), and 3(j),
                                     respectively, to registrant's report on
                                     Form 10-Q dated November 11, 1988, hereby incorporated by reference.

ITEM 14.  (Continued)

                 Exhibit No.                         Exhibit

                   10(b)             Employment Agreement with Clifford C.
                                     Moulton    filed   as   Exhibit   10(b)  to
                                     registrant's  report  on  Form  10-K  dated
                                     March 25, 1993, hereby incorporated by
                                     reference.

                   10(c)             Employment Agreement between Richard J.
                                     Crossland and the Company, dated August 29,
                                     1994.

                   10(d) Trust Agreement, filed as Exhibit 10(1) to registrant's report on Form 10-Q dated
                                     November 11, 1988, hereby incorporated by reference.

                   10(e) Form of Indemnity Agreement and Amendment thereto entered into by the Company and each of its Executive Officers filed as Exhibits 10 (g) and (h) to registrant's report on Form 10-K dated March 23, 1988, hereby incorporated by reference.

                   10(f)             Severance   pay   policy  of  the  Company,
                                     effective  October  1,  1988,  covering all
                                     Executive Officers, filed as Exhibit 10(d)
                                     to registrant's report on Form 10-K dated
                                     March 23, 1989, hereby incorporated by
                                     reference.

                   10(g)             1987 Incentive Stock Plan as Amended, filed
                                     as   Annex   A  to  the  registrant's Proxy
                                     Statement on March 17, 1989, hereby
                                     incorporated by reference.

                   10(h) Non-Employee Director Stock Option Plan, filed as Exhibit A to the registrant's
                                     Proxy Statement on March 10, 1994, hereby incorporated by reference.

                   10(i)             1995 Incentive Stock Plan, filed as Exhibit
                                     A to the registrant's Proxy Statement on March 14, 1995, hereby incorporated by reference.

                   13                Certain portions of the Company's 1994
                                     Annual Report to Shareholders as specified in Part II hereof to be incorporated by reference in this Annual Report on Form
                                     10-K.

ITEM 14.  (Continued)


                 Exhibit No.                     Exhibit

                   21                Subsidiaries of the Registrant.

                   23                Consent of KPMG Peat Marwick LLP.

                   23(a)             Consent of Ernst & Young LLP.

                   27                Financial Data Schedule.


  b.  Reports on Form 8-K

      There were no reports on Form 8-K for the three months ended December 31, 1994.

  c.  Exhibits

      The exhibits filed as part of this Annual Report on Form 10-K are as specified in Item 14(a)(3) herein.

                            S  I  G N  A  T  U R  E S


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                        THOMAS INDUSTRIES INC.


Date:  March 22, 1995                   By     TIMOTHY C. BROWN
                                          ----------------------------
                                          Timothy C.  Brown, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                          Title                      Date

WALTER S. DAVIS
- ----------------------------------    Chairman of the Board;          3/22/95
Walter S. Davis                       Director


TIMOTHY C. BROWN
- ----------------------------------    President; Chief Executive      3/22/95
Timothy C. Brown                      Officer; Chairman of the
                                      Executive Committee; Director
                                      (Principal Executive Officer)
PHILLIP J. STUECKER
- -----------------------------------   Vice President, Finance;        3/22/95
Phillip J. Stuecker                   Chief Financial Officer;
                                      Secretary
                                      (Principal Financial Officer)
RONALD D. WISEMAN
- -----------------------------------   Controller; Assistant           3/22/95
Ronald D. Wiseman                     Secretary
                                      (Principal Accounting Officer)

PETER P. DONIS
- -----------------------------------   Director                        3/22/95
Peter P. Donis


WALLACE H. DUNBAR
- -----------------------------------   Director                        3/22/95
Wallace H. Dunbar


ROGER P. EKLUND
- -----------------------------------   Director                        3/22/95
Roger P. Eklund

Signatures (Continued)

          Signature                         Title                      Date


H. JOSEPH FERGUSON
- -----------------------------------   Director                        3/22/95
H. Joseph Ferguson


GENE P. GARDNER
- -----------------------------------   Director                        3/22/95
Gene P. Gardner


LAWRENCE E. GLOYD
- -----------------------------------   Director                        3/22/95
Lawrence E. Gloyd


RALPH D. KETCHUM
- -----------------------------------   Director                        3/22/95
Ralph D. Ketchum


FRANKLIN J. LUNDING, JR.
- -----------------------------------   Director                        3/22/95
Franklin J. Lunding, Jr.


BERNARD W. ROGERS
- -----------------------------------   Director                        3/22/95
Bernard W. Rogers


Independent Auditors' Report



The Board of Directors and Shareholders
Thomas Industries Inc.


We have audited the consolidated balance sheets of Thomas Industries Inc. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended as listed in the accompanying index. In connection with our audits of the 1994 and 1993 consolidated financial statements, we also have audited the 1994 and 1993 financial statement schedule as listed in the accompanying index.
These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these 1994 and 1993 consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the 1994 and 1993 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Thomas Industries Inc. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related 1994 and 1993 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 8 to the consolidated financial statements, the Company changed its method of accounting for postretirement benefits in 1993 to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." As discussed in Note 4, the Company changed its method of accounting for income taxes in 1993 to adopt the provisions of SFAS No. 109, "Accounting for Income Taxes." As discussed in Note 1, the Company changed its method of accounting for certain inventories in 1993.



                                                KPMG PEAT MARWICK LLP
                                                ----------------------
Louisville, Kentucky
February 9, 1995

The Board of Directors and Shareholders
Thomas Industries Inc.


We have audited the accompanying consolidated statements of income, shareholders' equity, and cash flows of Thomas Industries Inc. and subsidiaries for the year ended December 31, 1992. Our audit also included the financial statement schedule for the year ended December 31, 1992, listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Thomas Industries Inc. and subsidiaries for the year ended December 31, 1992, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                ERNST & YOUNG LLP
                                                -----------------

Louisville, Kentucky
February 11, 1993

                                         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                              Thomas Industries Inc. and Subsidiaries
                                                         December 31, 1994

                                                                                   ADDITIONS
                                                   Balance at      Charged to     Charged to                         Balance at
DESCRIPTION                                         Beginning        Costs      Other Accounts -  Deductions-          End of
                                                    of Period    and Expenses       Describe        Describe           Period


Year ended December 31, 1994

Allowance for doubtful accounts                     $1,763,000    $  705,000                        $  695,000 (1)    $1,773,000
Allowance for obsolete and slow moving inventory     6,419,000     4,079,000                         4,774,000 (2)     5,724,000
                                                     ---------     ---------                         ---------         ---------
                                                    $8,182,000    $4,784,000                        $5,469,000        $7,497,000


Year ended December 31, 1993

Allowance for doubtful accounts                     $2,220,000    $1,040,000                        $1,497,000 (1)    $1,763,000
Allowance for obsolete and slow moving inventory     4,742,000     4,470,000                         2,793,000 (2)     6,419,000
                                                     ---------     ---------
                                                    $6,962,000    $5,510,000                        $4,290,000        $8,182,000


Year ended December 31, 1992

Allowance for doubtful accounts                     $2,012,000    $1,921,000        $23,000 (3)     $1,736,000 (1)    $2,220,000
Allowance for obsolete and slow moving inventory     5,315,000     1,066,000                         1,639,000 (2)     4,742,000
                                                     ---------     ---------         ------          ---------         ---------
                                                    $7,327,000    $2,987,000        $23,000         $3,375,000        $6,962,000


(1) Uncollectible accounts written off, less recoveries on accounts previously written off and effect of translation in accordance with SFAS No. 52
(2) Disposal of obsolete inventory and effect of translation in accordance with SFAS No. 52
(3) Balance at date of acquisition of subsidiary companies


                           EXHIBIT INDEX

Exhibit No.                   Exhibit                              Page

   10c.          Employment Agreement                               19

   13.           Certain portions of the Company's                  35
                 1994 Annual Report to Shareholders
                 as specified in Part II hereof to be
                 incorporated by reference in this
                 Annual Report on Form 10-K

   21.           Subsidiaries of the Registrant                     67

   23.           Consent of KPMG Peat Marwick                       68

   23.a          Consent of Ernst & Young                           69

   27            Financial Data Schedule                            70
