Form 10-Q
period 1995-03-31
THOMAS INDUSTRIES INC
filed 1995-05-11
CIK 97886

SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C.  20549

                                           FORM 10-Q

      (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended                  March 31, 1995

                                                OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


   For the transition period from _________________to____________________

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
   to such filing requirements for the past 90 days.     Yes [X]      No

   The number of shares outstanding of issuer's Common Stock, $1 par value, as of May 5, 1995, was 10,087,678 shares.

   PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements (Unaudited)


                              THOMAS INDUSTRIES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                          (Dollars in Thousands Except Amounts Per Share)

                                                       Three Months Ended
                                                             March 31
                                                          1995        1994

      Net sales                                         $117,609    $109,391
      Cost of products sold                               86,381      79,741
                           Gross profit                   31,228      29,650

      Other (income) expense:
        Selling, general, and
        administrative expenses                           26,248      25,514
        Interest expense                                   2,273       2,427
        Other                                                 (8)       (129)
           Income before income taxes                      2,715       1,838
      Income tax provision                                 1,127         827
                            Net income                  $  1,588    $  1,011

      Per Common Share amounts:
        Net income per share                                 $.16        $.10
        Dividends declared per shar                          $.10        $.10
        Average number of shares outstanding           10,081,767  10,049,995

      See notes to condensed consolidated financial statements.


                              THOMAS INDUSTRIES INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                      (Dollars in Thousands)

                                                      (Unaudited)
                                                      March 31       December 31
      ASSETS                                            1995            1994*
      Current assets
        Cash and cash equivalents                     $  3,446         $  5,050
        Accounts receivable, less allowance
          (1995--$2,017; 1994--$1,773)                   68,664          61,075
        Inventories:
        Finished products                                31,577          31,417
        Raw materials                                    28,655          29,970
        Work in process                                  11,580          11,515
                                                         71,812          72,902
        Assets held for disposition                       1,125           2,157
        Deferred income taxes                             6,097           5,874
        Other current assets                              7,231           8,297
        Total current assets                            158,375         155,355

      Property, plant and equipment                     146,697         142,060
        Less accumulated depreciation and amortization   70,469          66,098
                                                         76,228          75,962
      Intangible assets--less accumulated amortization   63,276          62,532
      Other assets                                       11,023          11,222
                                                       $308,902        $305,071

      LIABILITIES AND SHAREHOLDERS' EQUITY
      Current liabilities
        Notes payable                                  $ 12,624        $  8,252
        Accounts payable                                 28,877          25,892
        Other current liabilities                        37,494          34,821
        Current portion of long-term debt                 8,923           8,832
        Total current liabilities                        87,918          77,797

      Deferred income taxes                               7,919           7,684
      Long-term debt (less current portion)              71,352          79,693
      Minimum pension liability                           1,759           1,759
      Other long-term liabilities                         4,225           4,372

      Shareholders' equity
        Preferred Stock, $1 par value,
        3,000,000 shares authorized--none issued
        Common Stock, $1 par value
        Shares authorized:  60,000,000
        Shares issued:  1995--11,450,873;
        1994--11,447,873                                 11,451          11,448
        Capital surplus                                 117,583         117,557
        Retained earnings                                31,844          31,264
        Minimum pension liability adjustment             (1,045)         (1,045)
        Equity adjustment from translation               (1,124)         (2,478)
        Less cost of treasury shares:
        (1995 and 1994--1,366,695)                      (22,980)        (22,980)
                                                        135,729         133,766
                                                       $308,902        $305,071

      *Derived from the audited December 31, 1994, consolidated balance sheet.
       See notes to condensed consolidated financial statements.


                              THOMAS INDUSTRIES INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)
                                      (Dollars in Thousands)

                                                           Three Months Ended
                                                                March 31
                                                           1995        1994
   Cash flows from operating activities:
     Net income                                            $ 1,588     $ 1,011
     Reconciliation of net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                           3,989       4,022
     Deferred income taxes                                    (178)        116
     Provision for losses on accounts receivable               253         322
     Changes in operating assets and liabilities,
     net of effects of acquisitions and
     dispositions:
     Accounts receivable                                    (7,295)    (3,013)
     Inventories                                             2,161       (360)
     Other current assets                                    2,165         61
     Accounts payable                                        2,786     (1,724)
     Accrued expenses and other liabilities                  1,806     (2,833)
     Other                                                    124        (128)
     Net cash provided by (used in)
     operating activities                                    7,399     (2,526)

   Cash flows from investing activities:
     Purchase of property, plant, and equipment             (2,811)    (2,556)
     Proceeds from sale of property, plant, and
     equipment                                                  4       2,366
     Net cash used in investing activities                 (2,807)       (190)

   Cash flows from financing activities:
     Proceeds from short-term debt, net                     3,244       6,282
     Payments on long-term debt                            (8,485)       (247)
     Dividends paid                                        (1,007)     (1,005)
     Other                                                     52        (113)
     Net cash provided by (used in)
     financing activities                                  (6,196)      4,917

     (Decrease) increase in cash and cash
     equivalents                                           (1,604)      2,201
   Cash and cash equivalents at beginning of quarter        5,050       2,364

    Cash and cash equivalents at end of quarter           $ 3,446     $ 4,565


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

   The results of operations for the three-month period ended March 31, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.


   Note B -- Contingencies

   In the normal course of business, the Company and its subsidiaries are parties to litigation. Management believes that these matters will be resolved with no material adverse impact on the financial position of the Company.


   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

            Net sales during the first quarter ended March 31, 1995, were 8% above the first quarter 1994. Net sales for the Lighting Segment were up 13% from last year's first quarter, due primarily to strength in the Commercial & Industrial and Outdoor Divisions. The Compressor & Vacuum Pump Segment experienced an 11% increase in net sales for the quarter over 1994 due to the continuing success of new product applications and the strength of existing product volume. Included in the 1994 first quarter net sales was $5,072,000 from operations divested in 1994.

            Net income  for  the  first  three  months  of  1995  increased  to
            $1,588,000 compared to last year's first quarter net income of $1,011,000. Operating income from the Compressor & Vacuum Pump Segment declined slightly due to a temporary weakness in certain segments of our North American OEM medical market. The Lighting Segment operating results improved compared to last year due to a 13% increase in net sales coupled with the favorable effect of cost savings programs initiated in 1994.

            Cost of products sold in the first quarter 1995 increased slightly to 73.4% of net sales compared to 72.9% last year due primarily to a change in sales mix.

            Selling, general, and administrative costs in the first quarter of 1995 were $734,000 higher compared to the prior year first quarter; however, SG&A expenses as a percent of net sales declined in 1995 to 22.3% compared to 23.3% in 1994. SG&A expenses for the Lighting Segment were up 5.6% for the current quarter from last year's level due to the higher sales volume. In the Compressor & Vacuum Pump Segment, SG&A expenses increased 13.9% over the prior year first quarter in support of the higher sales volume.

            Interest expense for the first three months of 1995 was 6% lower than the comparable 1994 period. The effect of higher short-term interest rates in the U.S. was more than offset by lower debt levels.

            Working capital of $70,457,000 at March 31, 1995, was down from $77,558,000 at December 31, 1994. Accounts receivable at March 31, 1995, exceed December 31, 1994, by 12% and March 31, 1994, by
            8% due to the increase in net sales. Inventory decreased 1.5% from December 31, 1994, but increased 1% from March 31, 1994. Notes payable to banks increased $4,372,000 from December 31, 1994, but decreased $9,528,000 from March 31, 1994. The current ratio was 1.80 at March 31, 1995, compared to 2.00 at December 31, 1994, and 1.86 at March 31, 1994. Certain loan agreements of the Company include restrictions on working capital, operating leases, tangible net worth, and the payment of cash dividends and stock distributions. Under the most restrictive of these arrangements, retained earnings of $14.5 million are not restricted at March 31, 1995.

            As  of March  31, 1995,  the Company  had available  credit of  $67 million with banks under short-term borrowing arrangements and a revolving line of credit, $63.7 million of which was unused as
            of  March 31,1995.   Anticipated  funds from  operations,  along
            with available short-term credit and other resources, are expected to be sufficient to meet cash requirements in the year ahead. Cash in excess of operating requirements will continue to be invested in high grade, short-term securities.


   PART II.  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K

            (a)  Exhibits

               (3)   Bylaws, as amended  April 20, 1995,  filed as Exhibit
                     4.3 to Registration Statement on Form S-8 (Registration No. 33-59099) dated May 4, 1995.

               (27)  Financial Data Schedule

             (b) There have been no reports on Form 8-K filed for the three months ended March 31, 1995.


                                             SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    THOMAS INDUSTRIES INC.

                                                          Registrant



                                           /s/ Phillip J. Stuecker
                                           _________________________________
                                           Phillip J. Stuecker,  Vice President
                                           and Chief Financial Officer

   Date: May 10, 1995