Form 10-Q
period 1995-06-30
THOMAS INDUSTRIES INC
filed 1995-08-10
CIK 97886

SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C.  20549

                                           FORM 10-Q

    (Mark One)
     _
    /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended                 June 30, 1995


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


    The number of shares outstanding of issuer's Common Stock, $1 par value, as of August 7, 1995, was 10,089,261 shares.



    PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements (Unaudited)

                        THOMAS INDUSTRIES INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (Dollars in Thousands Except Amounts Per Share)

                                      Three Months Ended       Six Months Ended
                                           June 30                 June 30
                                        1995      1994           1995      1994

      Net sales                        $127,367    $117,288  $244,976    $226,679
      Cost of products sold              90,868      84,473   177,249     164,214
                Gross profit             36,499      32,815    67,727      62,465

      Other (income) expenses:
        Selling, general, and
          administrative expenses        27,786      26,362    54,034      51,876
        Interest expense                  1,917       2,351     4,190       4,778
        Other                               253      (3,794)      245     (3,923)
            Income before income taxes    6,543       7,896     9,258       9,734
      Income tax provision                2,667       2,850     3,794       3,677
                Net income            $   3,876   $   5,046  $  5,464    $  6,057


      Per Common Share amounts:
        Net income per share               $.38        $.50      $.54        $.60
        Dividends declared per share       $.10        $.10      $.20        $.20
        Average number of shares
          outstanding                10,088,065  10,055,580 10,084,933 10,052,803


       See notes to condensed consolidated financial statements.



                        THOMAS INDUSTRIES INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Dollars in Thousands)

                                                       (Unaudited)
                                                   June 30     December 31
                                                     1995         1994*
      ASSETS
      Current assets
        Cash and cash equivalents                  $  2,331       $  5,050
        Accounts receivable, less allowance
          (1995--$2,259; 1994--$1,773)               70,697         61,075
        Inventories:
          Finished products                          35,290         31,417
          Raw materials                              28,257         29,970
          Work in process                            11,787         11,515
                                                     75,334         72,902
        Assets held for disposition                   1,128          2,157
        Deferred income taxes                         6,066          5,874
        Other current assets                          7,330          8,297
                         Total current assets       162,886        155,355

      Property, plant and equipment                 148,246        142,060
        Less accumulated depreciation
          and amortization                           73,239         66,098
                                                     75,007         75,962
      Intangible assets--less accumulated
        amortization                                 62,796         62,532
      Other assets                                   12,160         11,222
                        Total assets               $312,849       $305,071

      LIABILITIES AND SHAREHOLDERS' EQUITY
      Current liabilities
        Notes payable                              $  9,761       $  8,252
        Accounts payable                             29,221         25,892
        Other current liabilities                    40,778         34,821
        Current portion of long-term debt             9,061          8,832
                       Total current liabilities     88,821         77,797

      Deferred income taxes                           7,912          7,684
      Long-term debt (less current portion)          71,197         79,693
      Minimum pension liability                       1,759          1,759
      Other long-term liabilities                     4,219          4,372

      Shareholders' equity
        Preferred Stock, $1 par value,
        3,000,000 shares authorized--none issued
        Common Stock, $1 par value
        Shares authorized:  60,000,000
        Shares issued:  1995--11,455,956;
                        1994--11,447,873             11,456         11,448
        Capital surplus                             117,631        117,557
        Retained earnings                            34,711         31,264
        Minimum pension liability adjustment         (1,045)        (1,045)
        Equity adjustment from translation             (832)        (2,478)
        Less cost of treasury shares
          (1995 and 1994--1,366,695)                (22,980)       (22,980)
                                                    138,941        133,766
        Total liabilities and shareholders' equity $312,849       $305,071

      *Derived from the audited December 31, 1994, balance sheet.
       See notes to condensed consolidated financial statements.

                        THOMAS INDUSTRIES INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)
                                 (Dollars in Thousands)

                                                     Six Months Ended
                                                          June 30
                                                   1995           1994
      Cash flows from operating activities:
        Net income                                 $ 5,464        $ 6,057
        Reconciliation of net income to net cash
        provided by (used in) operating activities:
          Depreciation and amortization              7,922          7,938
          Deferred income taxes                       (273)           245
          Provision for losses on accounts
            receivable                                 339            588
          Loss (gain) on asset disposal                 65         (4,018)
          Changes in operating assets and liabilities,
          net of effects of acquisitions and dispositions:
             Accounts receivable                    (9,275)        (9,523)
             Inventories                            (2,770)           655
             Other current assets                    2,564          2,228
             Accounts payable                        3,175             (5)
             Accrued expenses and other liabilities  4,877            708
             Other                                     388             68
               Net cash provided by operating
                 activities                         12,476          4,941

      Cash flows from investing activities:
        Purchases of property, plant, and equipment (5,340)        (7,106)
        Proceeds from sale of property, plant, and
           equipment                                    77          12,448
          Net cash (used in) provided by investing
            activities                              (5,263)          5,342

      Cash flows from financing activities:
        Proceeds from (payments on) short-term
          debt, net                                    490          (6,326)
        Payments on long-term debt                  (8,494)           (561)
        Dividends paid                              (2,015)         (2,011)
        Other                                           87              80
          Net cash used in financing activities     (9,932)         (8,818)

        (Decrease) increase in cash and cash
           equivalents                              (2,719)          1,465

        Cash and cash equivalents at beginning
           of year                                   5,050           2,364

        Cash and cash equivalents at end of
           period                                  $ 2,331        $  3,829


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

    The results of operations for the six-month period ended June 30, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.


    Note B -- Contingencies

    In the normal course of business, the Company and its subsidiaries are parties to litigation. Management believes that these matters will be resolved with no materially adverse impact on the financial position of the Company.


    Item 2.  Management's Discussion and Analysis

             Net sales during the second quarter ended June 30, 1995, increased 9% over the second quarter 1994 to $127.4 million. For the six months ended June 30, 1995, net sales were 8% higher than the first half of 1994. Lighting Segment sales were up 9% for the second quarter over 1994, due to improvements in the Commercial & Industrial Division. Compressor and Vacuum Pump Segment sales were up 13% for the second quarter over 1994, due primarily to new applications for our products in Original Equipment Manufacturer
             (OEM) markets. This represents the highest level of sales for any quarter in the Company's history for this Segment.

             Net income for the 1995 second quarter and first half of $3.9 million and $5.5 million, respectively, is lower than the $5.0 million and $6.1 million for the comparable periods in 1994; however, included in the 1994 results is a gain of $3.0 million from the sale of non-core businesses during the second quarter and a $.4 million gain due to LIFO inventory layer reductions. Exclusive of the $3.0 million gain, net income in 1995 improved 89% and 79% over the second quarter and first six months of 1994, respectively, due primarily to the improved performance of the Lighting Segment. Operating income for the Compressor and Vacuum Pump Segment for the 1995 second quarter and first half is slightly below the record levels established in 1994.

             Cost of products sold as a percent of sales was 71.3% and 72.4% for the 1995 second quarter and six months to date, respectively, versus 72.0% and 72.4% for the comparable 1994 periods. Gross margins in the Lighting Segment in 1995 have improved due to increased efficiencies and implementation of cost containment programs. Compressor and Vacuum Pump Segment margins are slightly below prior year levels due to material cost increases, competitive margin pressures, and increased fixed cost associated with a plant expansion.

             Selling, general, and administrative costs as a percent of sales of 21.8% and 22.1% in the second quarter and first half of 1995, respectively, were slightly lower than the 22.5% and 22.9% figures for the comparable 1994 periods. The ability to absorb these relatively fixed costs over a higher sales base accounts for most of the improvement.

             Interest expense for the 1995 second quarter and first six months was less than comparable 1994 amounts by 19% and 12%, respectively. The reductions are attributed to lower short-term interest rates in Europe and a decrease in long-term debt.

             Working capital of $74 million at June 30, 1995, is less than the $78 million at December 31, 1994. Accounts receivable at June 30, 1995, have increased by 16% since December 31, 1994, due to seasonal factors and the additional sales volume; however, the number of days sales in receivables at June 30, 1995, compared to December 31, 1994, has improved from 53.2 days to 49.3 days. Inventory turnover at June 30, 1995, of 4.06 times per year has improved over the prior December and June amounts of 3.87 and 3.79, respectively. The current ratio at June 30, 1995, was 1.83 compared to 2.00 at December 31, 1994, and 1.96 at June 30, 1994. Certain loan agreements of the Company include restrictions on working capital, operating leases, tangible net worth, and the
             payment of cash dividends and stock distributions.   Under the
             most restrictive of these arrangements, retained earnings of $16.8 million are not restricted at June 30, 19954.

             As of June 30, 1995, the Company had available credit of $68 million with banks under short-term borrowing arrangements and a revolving line of credit, $65 million of which was available. Anticipated funds from operations, along with available short-term credit and other resources, are expected to be sufficient to meet cash requirements in the year ahead. Cash in excess of operating requirements will continue to be invested in high grade, short-term securities.


    PART II.  OTHER INFORMATION


    Item 6.  Exhibits and Reports on Form 8-K

             (a)  Exhibits

                  (27)  Financial Data Schedule

             (b)  No reports on Form 8-K were filed during the quarter.


                                        SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   THOMAS INDUSTRIES INC.

                                                         Registrant


                                             /s/ Phillip J. Stuecker
                                          ___________________________________
                                             Phillip J. Stuecker, Vice
                                               President and Chief Financial
                                               Officer

    Date         August 10, 1995