Form 10-Q/A
period 1995-06-30
THOMAS INDUSTRIES INC
filed 1995-08-14
CIK 97886

SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C.  20549

                                           FORM 10-Q/A-1

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






    PART II.  OTHER INFORMATION

    Item 4.  Submission of Matters to a Vote of Security Holders

            (a) The Annual Meeting of Shareholders of the Registrant was held on April 20, 1995.

            (b)  Not applicable.

            (c) Set forth below is the tabulation of the votes on each nominee for election as director:

                                                     WITHHOLD
              NAME                   FOR             AUTHORITY

          Roger P. Eklund         8,748,354           136,206
          H. Joseph Ferguson      8,847,251            37,309
          Ralph D. Ketchum        8,769,503           115,057



           Set forth below is the tabulation of the votes to approve the Thomas Industries Inc. 1995 Incentive Stock Plan.

              FOR            AGAINST        ABSTAIN     BROKER NONVOTES

          5,987,807         1,214,117       179,082       1,503,554



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

    Date         August 14, 1995