Form 10-Q
period 1995-09-30
THOMAS INDUSTRIES INC
filed 1995-11-14
CIK 97886

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.  20549

                                       FORM 10-Q

  (Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended:  September 30, 1995

                                            OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from___________________to______________________


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


  Registrant's telephone number, including area code:  502/893-4600


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
  such filing requirements for the past 90 days.     Yes  [X]      No  [ ]

  The number of shares outstanding of issuer's Common Stock, $1 par value, as of November 6, 1995, was 10,095,394 shares.


  PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements


                          THOMAS INDUSTRIES INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (Dollars in Thousands Except Amounts Per Share)
                                       (Unaudited)


                                     Three Months Ended    Nine Months Ended
                                        September 30         September 30
                                     1995        1994         1995      1994

  Net sales                          $128,750    $119,035   $373,726 $345,714
  Cost of products sold                91,842      85,098    269,091  249,312
                    Gross profit       36,908      33,937    104,635   96,402

  Other (income) expenses:
    Selling, general, and
      administrative expenses          27,415      26,435     81,449   78,311
    Interest expense                    2,023       2,291      6,213    7,069
    Other                                (133)       (106)       112  (4,029)
      Income before income taxes        7,603       5,317     16,861   15,051
  Income tax provision                  2,901       2,497      6,695    6,174
                      Net income     $  4,702    $  2,820   $ 10,166  $ 8,877


  Per Common Share amounts:
    Net income per share                 $.46        $.28      $1.00     $.88
    Dividends declared per share         $.10        $.10       $.30     $.30
  Weighted average number of
      common shares and common
      share equivalents            10,226,356  10,065,613 10,199,059 10,057,120


   See notes to condensed consolidated financial statements.




                          THOMAS INDUSTRIES INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Dollars in Thousands)

                                                    (Unaudited)
                                                    September 30     December 31
  ASSETS                                               1995              1994*
  Current assets
    Cash and cash equivalents                       $   3,895         $    5,050
    Accounts receivable, less allowance
      (1995--$2,218; 1994--$1,773)                     72,647             61,075
    Inventories:
      Finished products                                32,040             31,417
      Raw materials                                    26,366             29,970
      Work in process                                  11,511             11,515
                                                       69,917             72,902
    Assets held for disposition                         1,134              2,157
    Deferred income taxes                               6,066              5,874
    Other current assets                                7,427              8,297
                               Total current assets   161,086            155,355

  Property, plant and equipment                       150,258            142,060
     Less accumulated depreciation and amortization    76,134             66,098
                                                       74,124             75,962
  Intangible assets--less accumulated amortization     62,041             62,532
  Other assets                                         12,104             11,222
                                       Total assets  $309,355           $305,071

  LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities
    Notes payable                                    $  7,788           $  8,252
    Accounts payable                                   23,914             25,892
    Other current liabilities                          40,992             34,821
    Current portion of long-term debt                   9,023              8,832
                          Total current liabilities    81,717             77,797

  Deferred income taxes                                 7,844              7,684
  Long-term debt (less current portion)                71,161             79,693
  Minimum pension liability                             1,759              1,759
  Other long-term liabilities                           4,219              4,372

  Shareholders' equity
    Preferred Stock, $1 par value,
    3,000,000 shares authorized--none issued
    Common Stock, $1 par value
    Shares authorized:  60,000,000
      Shares issued:  1995--11,455,956;
                      1994--11,447,873                 11,456             11,448
    Capital surplus                                   117,631            117,557
    Retained earnings                                  38,404             31,264
    Minimum pension liability adjustment               (1,045)            (1,045)
    Equity adjustment from translation                   (811)            (2,478)
   Less cost of treasury shares
      (1995 and 1994--1,366,695)                      (22,980)           (22,980)
                                                      142,655            133,766
         Total liabilities and shareholders' equity  $309,355           $305,071
   *Derived from the audited December 31, 1994, balance sheet.
   See notes to condensed consolidated financial statements.


                          THOMAS INDUSTRIES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)
                                  (Dollars in Thousands)

                                                          Nine Months Ended
                                                            September 30
                                                            1995      1994
  Cash flows from operating activities:
    Net income                                              $10,166    $8,877
    Reconciliation of net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                          11,839    11,879
      Deferred income taxes                                    (273)      330
      Provision for losses on accounts receivable               593       797
      (Gain) loss on asset disposal, net                        103    (4,044)
      Changes in operating assets and liabilities
      net of effect of divestitures:
        Accounts receivable                                 (11,554)  (11,418)
        Inventories                                           2,483    (3,029)
        Other current assets                                  2,485     2,250
        Accounts payable                                     (2,161)    6,125
        Accrued expenses and other liabilities                5,285     1,414
        Other                                                   304      (109)
          Net cash provided by operating activities          19,270    13,072

  Cash flows from investing activities:
    Purchases of property, plant, and equipment              (7,942)  (11,723)
   Proceeds from sale of property, plant, and equipment,
      and other assets                                          104    12,708
      Net cash provided by (used in) investing activities    (7,838)      985

  Cash flows from financing activities:
    Payments of short-term debt, net                         (1,168)   (7,326)
    Payments of long-term debt                               (8,534)     (888)
    Dividends paid                                           (3,024)   (3,015)
    Other                                                       139       145
      Net cash (used in) financing activities               (12,587)  (11,084)

        Increase (decrease) in cash and cash equivalents     (1,155)    2,973

          Cash and cash equivalents at beginning of year      5,050     2,364

            Cash and cash equivalents at end of period      $ 3,895   $ 5,337


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

  The results of operations for the nine-month period ended September 30, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.


  Note B -- Contingencies

  In the normal course of business, the Company and its subsidiaries are parties to litigation; and when costs can be reasonably estimated, the Company records appropriate liabilities for such matters.


  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

           Net sales during the third quarter ended September 30, 1995, increased 8% over the third quarter 1994 to $128.8 million. For the nine months ended September 30, 1995, net sales were 8% higher than the first nine months of 1994. Lighting Segment sales were up 10% for the third quarter over 1994, due to improvements in the Commercial & Industrial Division. Compressor and Vacuum Pump Segment sales were up 5% for the third quarter over 1994, due primarily to new applications for our products in Original Equipment Manufacturer (OEM) markets.

           Net income for the 1995 third quarter and first nine months of $4.7 million and $10.2 million, respectively, was higher than the $2.8 million and $8.9 million for the comparable periods in 1994; however, included in the 1994 results was a gain of $3.0 million from the sale of non-core businesses during the second quarter and a $.7 million gain due to LIFO inventory layer reductions. Exclusive of the $3.0 million gain, net income in 1995 improved 67% and 73% over the third quarter and first nine months of 1994, respectively, due primarily to the improved performance of the Lighting Segment. Operating income from the Compressor and Vacuum Pump Segment for the 1995 third quarter and first nine months was slightly below the record levels established in 1994.

           Cost of products sold as a percent of sales was 71.3% and 72.0% for the 1995 third quarter and nine months to date, respectively, versus 71.5% and 72.1% for the comparable 1994 periods. Gross margins in the Lighting Segment in 1995 have improved due to increased efficiencies and implementation of cost containment programs. Compressor and Vacuum Pump Segment margins are slightly below prior year levels due to material cost increases, competitive margin pressures, and increased fixed cost associated with a plant expansion.

           Selling, general, and administrative costs as a percent of sales of 21.3% and 21.8% in the third quarter and first nine months of 1995, respectively, were slightly lower than the 22.2% and 22.7% figures for the comparable 1994 periods. The ability to absorb these relatively fixed costs over a higher sales base accounts for most of the improvement.

           Interest expense for the third quarter of 1995 was 11.7% below 1994, with the first nine months of 1995 down 12.1% compared to 1994 due to lower short-term interest rates in Europe and a decrease in long-term debt.

           Working capital of $79.4 million at September 30, 1995, was 2% greater than the $77.6 million at December 31, 1994. Accounts receivable at September 30, 1995, have increased by 19% since December 31, 1994, due to seasonal factors and the additional sales volume; however, the number of days sales in receivables at September 30, 1995, compared to December 31, 1994, has improved from
           53.2 days to 49.8 days.

           Inventory at September 30, 1995, has decreased from December 31, 1994, and September 30, 1994, levels due to improved efficiencies and utilization. Inventory turnover at September 30, 1995, of 4.12 times per year has improved over the prior December and September amounts of 3.87 and 3.91, respectively. The current ratio at September 30, 1995, was 1.97 compared to 2.00 at December 31, 1994, and 1.92 at September 30, 1994.

           Certain  loan  agreements  of  the  Company  include  restrictions on working capital, operating leases, tangible net worth, and the payment of cash dividends and stock distributions. Under the most restrictive of these arrangements, retained earnings of $19.3 million are not restricted at September 30, 1995.

           As of September 30, 1995, the Company had available credit of $71 million with banks under short-term borrowing arrangements and a revolving line of credit, $70 million of which was available. Anticipated funds from operations, along with available short-term credit and other resources, are expected to be sufficient to meet cash requirements in the year ahead. Cash in excess of operating requirements will continue to be invested in high grade, short-term securities.


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

                                                 THOMAS  INDUSTRIES INC.
                                                       Registrant


                                           /s/ Phillip J. Stuecker
                                           __________________________________
                                            Phillip J. Stuecker, Vice
                                            President
                                            and Chief Financial Officer

  Date       November 14, 1995