Form 10-K405
period 1995-12-31
THOMAS INDUSTRIES INC
filed 1996-03-22
CIK 97886

FORM 10-K
                        SECURITIES AND EXCHANGE COMMISSION
(Mark One)                    Washington, D.C. 20549

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended:  December 31, 1995
                                       OR
[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

As of March 1, 1996, 10,130,143 shares of the registrant's Common Stock were outstanding.

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 1, 1996, was approximately $220,330,610.

Portions of Proxy Statement for the Annual Meeting of Shareholders on April 18, 1996, are incorporated by reference in Part III of this report.

Portions of the Annual Report to Shareholders for fiscal year ended December 31, 1995 are incorporated by reference in Parts I and II of this report.

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

      Lighting Segment

        The Company's consumer lighting products--its original base--are designed for a broad range of consumers. The Company stresses product development to meet changing needs and demands. The Company typically targets the more upscale, single-family homeowner but also has a line for the do-it-yourself homeowner. The Company also is strongly involved in the replacement lighting market, which is a growing component of the overall lighting industry. Under the Thomas and Do-It-Yourself brand names, the Company's consumer lighting line includes high-style chandeliers and bathroom fixtures, plus quality lighting products for foyers, dining rooms, living rooms, entertainment areas, kitchens, bedrooms, and outdoors.

        The Thomas and Do-It-Yourself lines are distributed throughout the United States through a network of electrical distributors, lighting showrooms, and home centers, which, in turn, sell to electrical contractors, builders, and consumers.

        Consumer lighting fixtures are manufactured and sold in the U.S. and Canada under the Thomas and Do-It-Yourself trade names; and those trade names are recognized as important to this Segment's business.

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

        The Lighting Segment accounted for 68 percent of the Company's sales in 1995, compared to 67 percent in 1994 and 66 percent in 1993.

      Compressors and Vacuum Pumps Segment

        This Segment includes air compressors and vacuum pumps manufactured under the Thomas name in the U.S. and ASF/Thomas in Europe for use in the finished products of other domestic or foreign manufacturers. Its products also are manufactured for private-label sale in the construction compressor industry. Thomas specializes in compressor applications below the 1.5 horsepower range. Such compressors and vacuum pumps are found in medical equipment, vending machines, photocopiers, computer tape drives, automotive and transportation equipment, liquid dispensing applications, gasoline vapor recovery, refrigerant recovery and waste disposal equipment. Thomas is the major compressor and vacuum pump participant in the medical OEM industry worldwide. The Company offers a wide selection of standard air compressors and vacuum pumps and will modify or design its products to meet exacting OEM applications.

        In addition, the Company manufactures and sells compressors and related accessories for commercial and consumer use. Sales, both domestic and international, traditionally are made through hardware stores, home centers, and building supply dealers.

        The U.S. operations manufacture rotary vane, piston, and diaphragm compressors and vacuum pumps, as well as air motors and vacuum ejectors. These products are distributed worldwide to original equipment manufacturers as well as through fluid power and large compressor distributors. Primary markets served include medical, environmental, instrumentation, mobile, construction, and consumer.

        The European operations manufacture a complementary line of miniature rotary vane, piston, linear, and diaphragm compressors and vacuum pumps, with expertise in applications of less than 1/8 horsepower. These products are currently distributed worldwide to original equipment manufacturers. Primary applications for products manufactured in Europe include medical, air and gas sampling, photography, and dish washing equipment, as well as laboratory instruments and leak detection devices.

        The Thomas, ASF/Thomas, and Sprayit trade names are recognized in the market and are important to the Segment.

        The Compressors and Vacuum Pumps Segment accounted for 32 percent of the Company's sales in 1995, compared to 32 percent in 1994 and 29 percent in 1993.

                              ---------------------

      No single customer of the Company accounted for more than 10 percent of consolidated net sales or more than 10 percent of any segment's net sales in 1995, and no material part of the business is dependent upon a single customer the loss of which could have a materially adverse effect on the business of the Company.

      The backlog of unshipped orders was $90 million at December 31, 1995--47 percent Lighting and 53 percent Compressors and Vacuum Pumps--and $90 million at December 31, 1994--48 percent Lighting and 52 percent Compressors and Vacuum Pumps. The Company believes substantially all of such orders are firm, although some orders are subject to cancellation. Substantially all of these orders are filled in the succeeding year.

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

      During 1995, the Company spent $13.4 million on research activities relating to the development of new products and the improvement of existing products. Substantially all of this amount was Company-sponsored activity. During 1994, the Company spent $12.7 million on these activities and during 1993, $12.4 million.

      Continued compliance with present and reasonably expected federal, state, and local environmental regulations is not expected to have any material effect upon capital expenditures, earnings, or the competitive position of the Company and its subsidiaries.

      The Company employs approximately 3,100 people.

  d.  Financial Information about Foreign and Domestic Operations and Export
      Sales.

      See Notes to Consolidated Financial Statements, as set forth in Exhibit 13, which information is incorporated herein by reference to the Company's 1995 Annual Report to Shareholders, for financial information about foreign and domestic operations. Export sales for the years 1995, 1994, and 1993, were $40,900,000, $36,600,000, and $34,500,000, respectively.

  e.  Executive Officers of the Registrant.

                                                                   Year
                            Office or Position                First Elected
                               with Company              Age  as an Officer

      Timothy C. Brown       Chairman of the Board,      45        1984
                             President, Chief Executive
                             Officer, Chairman of the
                             Executive Committee, and
                             Director

      Richard J. Crossland   Vice President; Lighting    52        1994
        (A)                  Group Manager

      Clifford C. Moulton    Vice President;             48        1993
        (B)                  Compressor and Vacuum
                             Pump Group Manager

      Phillip J. Stuecker    Vice President of Finance,  44        1984
                             Chief Financial Officer,
                             and Secretary

      Ronald D. Schneider    Vice President,             45        1992
        (C)                  Lighting Operations

      C. Barr Schuler        Vice President, Corporate   55        1977
                             Development; Treasurer

      Gilbert R. Grady, Jr.  Vice President, Corporate   59        1981
                             Employee Relations

      (A)  Richard J. Crossland was elected an officer effective August 18,
           1994.  Mr. Crossland spent the previous 10 years with Philips
           Lighting Company, Somerset, New Jersey, where he was Group Vice
           President/General Manager of four divisions since 1990 and Vice
           President, Operations, of seven manufacturing facilities from 1989 to 1990.

      (B)  Clifford C. Moulton was elected an officer effective March 1, 1993.
           Mr. Moulton spent the previous 23 years with Honeywell Corporation in various management positions, most recently as Vice President and General Manager of the Skinner Valve Division, since 1987.

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

                              Number
                          of Facilities    Combined
          Segment         Owned  Leased   Square Feet   Nature of Facilities

         Lighting           8      4       1,699,887    Manufacturing plants
                            3      3         633,116    Distribution centers
                            0      4          65,550    Administrative offices
         Compressors
           and Vacuum       3      3         558,100    Manufacturing plants
           Pumps            0      1           6,000    Distribution center

         Corporate          0      2          16,186    Corporate headquarters
                            3      1         299,300    Leased to third parties
                            3      0         279,200    Property for sale

ITEM 3.  LEGAL PROCEEDINGS

  In the normal course of business, the Company and its subsidiaries are parties to legal proceedings. Management believes that these proceedings will be resolved with no materially adverse impact on the financial condition and results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None

PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

  The information required by this item is set forth in Exhibit 13 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" and under the heading "Notes to Consolidated Financial Statements," which information is contained in the Company's 1995 Annual Report to Shareholders and hereby incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

  The information required by this item is set forth in Exhibit 13 under the heading "Five-Year Summary of Operations and Statistics," which information is contained in the Company's 1995 Annual Report to Shareholders and hereby incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information required by this item is set forth in Exhibit 13 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," which information is contained in the Company's 1995 Annual Report to Shareholders and hereby incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information required by this item is set forth in Exhibit 13 under the headings "Consolidated Financial Statements," "Notes to Consolidated Financial Statements," and "Report of Management and Independent Auditors," which information is contained in the Company's 1995 Annual Report to Shareholders and hereby incorporated herein by reference.

  The supplementary data regarding quarterly results of operations is set forth in Exhibit 13 under the heading "Notes to Consolidated Financial Statements," which information is contained in the Company's 1995 Annual Report to Shareholders and hereby incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  a.  Directors of the Company

      The information required by this item is set forth in registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 18, 1996, under the headings "Election of Directors" and "Compliance with
      Section 16(a)," which information is hereby incorporated herein by reference.

  b.  Executive Officers of the Company

      Reference is made to "Executive Officers of the Registrant" in Part I,
      Item 1e.

ITEM 11.  EXECUTIVE COMPENSATION

  The information required by this item is set forth in registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 18, 1996, under the headings "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Board of Directors," which information is hereby incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is set forth in registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 18, 1996, under the heading "Securities Beneficially Owned by Principal Shareholders and Management," which information is hereby incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item is set forth in registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 18, 1996, under the caption "Board of Directors," which information is hereby incorporated herein by reference.

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  a.  (1)  Financial Statements

           The following consolidated financial statements of Thomas Industries Inc. and subsidiaries, included in the Company's 1995 Annual Report to Shareholders are included in Part II, Item 8:

             Consolidated Balance Sheets--December 31, 1995 and 1994 Consolidated Statements of Income--Years ended December 31, 1995,
               1994, and 1993
             Consolidated Statements of Shareholders' Equity--Years ended
               December 31, 1995, 1994, and 1993
             Consolidated Statements of Cash Flows--Years ended December 31,
               1995, 1994, and 1993
             Notes to Consolidated Financial Statements--December 31, 1995 Five-Year Summary of Operations and Statistics
             Independent auditors report from KPMG Peat Marwick LLP

      (2)  Financial Statement Schedule

             Schedule II -- Valuation and Qualifying Accounts

      (3)  Listing of Exhibits

                 Exhibit No.                         Exhibit

                   3(a) Restated Certificate of Incorporation, as amended, filed as Exhibit 3(a) to registrant's report on Form 10-Q dated August 11, 1988, hereby incorporated by reference.

                   3(b)              Bylaws, as amended December 14, 1995.

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

                   10(c)             Employment Agreement with Richard J.
                                     Crossland filed as Exhibit 10(c) to
                                     registrant's report on Form 10-K dated
                                     March 22, 1994, hereby incorporated by
                                     reference.

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

                   10(i) 1995 Incentive Stock Plan, filed as Exhibit A to the registrant's Proxy Statement on March 14, 1995, hereby incorporated by reference.

                   13 Certain portions of the Company's 1995 Annual Report to Shareholders as specified in Part II hereof to be incorporated by reference in this Annual Report on Form 10-K.

                   21                Subsidiaries of the Registrant.

                   23                Consent of KPMG Peat Marwick LLP.

                   27                Financial Data Schedule.

  b.  Reports on Form 8-K

      There were no reports on Form 8-K for the three months ended December 31, 1995.

  c.  Exhibits

      The exhibits filed as part of this Annual Report on Form 10-K are as specified in Item 14(a)(3) herein.


                            S  I  G  N  A  T  U  R  E S


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                     THOMAS INDUSTRIES INC.


Date:  March 21, 1996                 By /s/ Timothy C. Brown
                                        Timothy C. Brown, Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                          Title                     Date



/s/ Timothy C. Brown                  Chairman of the Board;          3/21/96
Timothy C. Brown                      President; Chief Executive
                                      Officer; Chairman of the
                                      Executive Committee; Director
                                      (Principal Executive Officer)

/s/ Phillip J. Stuecker               Vice President of Finance;      3/21/96
Phillip J. Stuecker                   Chief Financial Officer;
                                      Secretary
                                      (Principal Financial Officer)

/s/ Ronald D. Wiseman                 Controller; Assistant           3/21/96
Ronald D. Wiseman                     Secretary
                                      (Principal Accounting Officer)


/s/ Peter P. Donis                    Director                        3/21/96
Peter P. Donis



/s/ Wallace H. Dunbar                 Director                        3/21/96
Wallace H. Dunbar



/s/ Roger P. Eklund                   Director                        3/21/96
Roger P. Eklund



/s/ H. Joseph Ferguson                Director                        3/21/96
H. Joseph Ferguson



/s/ Gene P. Gardner                   Director                        3/21/96
Gene P. Gardner



/s/ Lawrence E. Gloyd                 Director                        3/21/96
Lawrence E. Gloyd



/s/ William M. Jordan                 Director                        3/21/96
William M. Jordan



/s/ Ralph D. Ketchum                  Director                        3/21/96
Ralph D. Ketchum



/s/ Franklin J. Lunding, Jr.          Director                        3/21/96
Franklin J. Lunding, Jr.


Independent Auditors' Report



The Board of Directors and Shareholders
Thomas Industries Inc.


We have audited the consolidated financial statements of Thomas Industries Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Thomas Industries Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                                KPMG PEAT MARWICK LLP

Louisville, Kentucky
February 7, 1996


                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                     Thomas Industries Inc. and Subsidiaries
                                December 31, 1995

                                                                            ADDITIONS
                                                                                   Charged to
                                                     Balance at     Charged to       Other                           Balance at
                                                     Beginning      Costs and      Accounts-       Deductions-         End of
                    DESCRIPTION                      of Period       Expenses       Describe         Describe          Period

 Year ended December 31, 1995

 Allowance for doubtful accounts                    $  1,773,000   $    519,000                  $    278,000 (1)  $   2,014,000
 Allowance for obsolete and slow moving                5,724,000      4,004,000                     1,977,000 (2)      7,751,000
   inventory
                                                    $  7,497,000   $  4,523,000                  $ 2,255,000       $   9,765,000

 Year ended December 31, 1994

 Allowance for doubtful accounts                    $  1,763,000   $    705,000                  $    695,000 (1)  $   1,773,000
 Allowance for obsolete and low moving                 6,419,000      4,079,000                     4,774,000 (2)      5,724,000
   inventory
                                                    $  8,182,000   $  4,784,000                  $ 5,469,000       $   7,497,000

 Year ended December 31, 1993

 Allowance for doubtful accounts                    $  2,220,000   $  1,040,000                  $  1,497,000 (1)  $   1,763,000
 Allowance for obsolete and slow moving                4,742,000      4,470,000                     2,793,000 (2)      6,419,000
  inventory
                                                    $  6,962,000   $  5,510,000                  $ 4,290,000       $   8,182,000

(1) Uncollectible accounts written off, less recoveries on accounts previously written off and effect of translation in accordance with SFAS No. 52
(2) Dispossal of obsolete inventory and effect of translation in accordance with SFAS No. 52


                           EXHIBIT INDEX


Exhibit No.                      Exhibit                           Page

    3(b).        Bylaws, as amended December 14, 1995

   13.           Certain portions of the Company's
                 1995 Annual Report to Shareholders
                 as specified in Part II hereof to be
                 incorporated by reference in this
                 Annual Report on Form 10-K
   21.           Subsidiaries of the Registrant

   23.           Consent of KPMG Peat Marwick

   27.           Financial Data Schedule