Form 10-Q
period 1996-03-31
THOMAS INDUSTRIES INC
filed 1996-05-10
CIK 97886

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 1996

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

The number of shares outstanding of issuer's Common Stock, $1 par value, as of May 1, 1996, was 10,474,941 shares.


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                     THOMAS INDUSTRIES INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 (Dollars in Thousands Except Amounts Per Share)

                                                      Three Months Ended
                                                           March 31
                                                     1996           1995

Net sales                                          $123,524       $117,609
Cost of products sold                                88,405         86,381
                             Gross profit            35,119         31,228

Other (income) expense:
  Selling, general, and
    administrative expenses                          29,155         26,248
  Interest expense                                    1,927          2,273
  Other                                                (170)            (8)
               Income before income taxes             4,207          2,715
Income tax provision                                  1,582          1,127
                            Net income             $  2,625       $  1,588

Per Share amounts:
  Net income per share                                 $.25           $.16
  Dividends declared per share                         $.10           $.10
  Average number of shares outstanding           10,672,669     10,081,767


See notes to condensed consolidated financial statements.



                     THOMAS INDUSTRIES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                  (Unaudited)
                                                    March 31       December 31
                                                      1996            1995*

ASSETS
Current assets
  Cash and cash equivalents                         $  1,245        $ 18,305
  Accounts receivable, less allowance
    (1996--$2,232; 1995--$2,014)                      67,435          61,975
  Inventories:
    Finished products                                 33,702          29,951
    Raw materials                                     24,855          25,107
    Work in process                                   15,084          13,007
                                                      73,641          68,065
  Assets held for disposition                            984           1,000
  Deferred income taxes                                5,775           5,775
  Other current assets                                 8,621           9,619
                            Total current assets     157,701         164,739

Property, plant and equipment                        145,694         146,903
  Less accumulated depreciation and amortization      69,347          71,193
                                                      76,347          75,710
Intangible assets--less accumulated amortization      60,603          61,379
Other assets                                          11,468          11,705
                                    Total assets    $306,119        $313,533

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Notes payable                                     $  9,340        $  7,679
  Accounts payable                                    24,487          27,778
  Other current liabilities                           40,724          39,437
  Current portion of long-term debt                    8,629           9,008
                       Total current liabilities      83,180          83,902
Deferred income taxes                                  7,880           7,875
Long-term debt (less current portion)                 63,031          70,791
Minimum pension liability                              3,520           3,520
Other long-term liabilities                            5,218           4,268
                               Total liabilities     162,829         170,356

Shareholders' equity
  Preferred Stock, $1 par value,
  3,000,000 shares authorized--none issued
  Common Stock, $1 par value
  Shares authorized:  60,000,000
   Shares issued: 1996--11,498,254; 1995--11,485,865  11,498          11,486
  Capital surplus                                    114,560         117,974
  Retained earnings                                   38,784          40,003
  Minimum pension liability adjustment                (3,407)         (2,690)
  Equity adjustment from translation                    (933)           (616)
  Less cost of treasury shares:
    (1996--1,023,646; 1995--1,366,695)               (17,212)        (22,980)
                      Total shareholders' equity     143,290         143,177
      Total liabilities and shareholders' equity    $306,119        $313,533

*Derived from the audited December 31, 1995, consolidated balance sheet.
 See notes to condensed consolidated financial statements.



                     THOMAS INDUSTRIES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in Thousands)

                                                        Three Months Ended
                                                              March 31
                                                         1996        1995

Cash flows from operating activities:
 Net income                                           $ 2,625        $ 1,588
 Reconciliation of net income to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                       4,235          3,989
    Deferred income taxes                                  --           (178)
    Provision for losses on accounts receivable           168            253
    Changes in operating assets and liabilities,
      net of effects of acquisitions and
      dispositions:
        Accounts receivable                            (4,321)        (7,295)
        Inventories                                    (3,238)         2,161
        Other current assets                            1,040          2,165
        Accounts payable                               (3,625)         2,786
        Accrued expenses and other liabilities           (260)         1,806
        Other                                             275            124
          Net cash provided by (used in)
            operating activities                       (3,101)         7,399

Cash flows from investing activities:
 Purchase of property, plant, and equipment            (3,198)        (2,811)
 Proceeds from sale of property, plant, and
   equipment                                               42              4
           Net cash used in investing activities       (3,156)        (2,807)
Cash flows from financing activities:
 Proceeds from short-term debt, net                     1,291          3,244
 Payments on long-term debt                           (11,200)        (8,485)
 Dividends paid                                        (1,010)        (1,007)
 Other                                                    116             52
         Net cash used in financing activities        (10,803)        (6,196)
   Decrease in cash and cash equivalents              (17,060)        (1,604)

Cash and cash equivalents at beginning of quarter      18,305          5,050

         Cash and cash equivalents at end
           of quarter                                 $ 1,245        $ 3,446



See notes to condensed financial statements.



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

The results of operations for the three-month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


Note B -- Contingencies

In the normal course of business, the Company and its subsidiaries are parties to litigation. Management believes that these matters will be resolved with no material adverse impact on the financial position of the Company.


Note C -- Acquisition

On March 15, 1996, the Company acquired Welch Vacuum Technology, Inc., of Skokie, Illinois, a manufacturer of high vacuum systems for laboratory and chemical markets. Welch was acquired in exchange for 343,049 shares of Common Stock of Thomas Industries Inc. in a transaction accounted for as a pooling of interests. Due to immateriality, prior-year financial statements have not been restated.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net sales during the first quarter ended March 31, 1996, were 5% above the first quarter 1995. Net sales for the Lighting Segment were up 3% from last year's first quarter due to strength in the Commercial & Industrial Division. The Compressor & Vacuum Pump Segment experienced an 8% increase in net sales for the quarter over 1995 primarily due to the acquisition of Welch Vacuum Technology. Please see Note C on page 5 for additional information regarding the Welch acquisition.

Net income for the first three months of 1996 increased to $2,625,000 compared to last year's first quarter net income of $1,588,000. Operating income from the Compressor & Vacuum Pump Segment declined slightly due to weakness in certain segments of our North American medical market. The Lighting Segment operating results improved compared to last year due to the 3% increase in net sales coupled with cost savings programs initiated in prior years.

Cost of products sold in the first three months of 1996 decreased to 71.6% of net sales compared to 73.4% last year.

Selling, general, and administrative expense in the first quarter of 1996 was $2,762,000 higher compared to the prior-year first quarter. SG&A expense as a percent of net sales was 23.4% in 1996 compared to 22.3% in 1995. In the Lighting Segment, SG&A expense increased 10.7% in the current quarter compared to the first quarter of 1995 in support of sales growth. SG&A expense in the Compressor & Vacuum Pump Segment increased 12.7% over the prior-year first quarter due primarily to the Welch acquisition.

Interest expense for the first three months of 1996 was 15% lower than the comparable 1995 period. The effect of lower short-term interest rates and reductions in long-term debt contributed to the decrease in interest expense.

Working capital of $74,521,000 at March 31, 1996, was down from $80,837,000 at December 31, 1995. Accounts receivable at March 31, 1996, exceed December 31, 1995, by 9% and were less than March 31, 1995, by 2%. Inventory increased 8% from December 31, 1995, and 3% from March 31, 1995. Notes payable to banks increased $1,661,000 from December 31, 1995, but decreased $3,284,000 from March 31, 1995. The current ratio was 1.90 at March 31, 1996, compared to 1.96 at December 31, 1995, and 1.80 at March 31, 1995. Certain loan agreements of the Company include restrictions on working capital, operating leases, tangible net worth, and the payment of cash dividends and stock distributions. Under the most restrictive of these arrangements, retained earnings of $21 million are not restricted at March 31, 1996.

As of March 31, 1996, the Company had available credit of $17.5 million with banks under short-term borrowing arrangements and a revolving line of credit, $50 million of which was available as of March 31, 1996. Anticipated funds from operations, along with available short-term credit and other resources, are expected to be sufficient to meet cash requirements in the year ahead. Cash in excess of operating requirements will continue to be invested in high grade, short-term securities.


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

            (a)  Exhibits

                    (3)  Bylaws, as amended April 18, 1996.

                   (27)  Financial Data Schedule

              (b) A Form 8-K was filed on February 7, 1996, announcing the appointment of Ernst & Young LLP as the Registrant's independent auditors for 1996 and the termination of KPMG Peat Marwick LLP as the previous independent auditors.



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

Date         May 10, 1996