Form 10-Q
period 1996-06-30
THOMAS INDUSTRIES INC
filed 1996-08-12
CIK 97886

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [ X ]

For the quarterly period ended:              June 30, 1996

                                       OR

TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934  [   ]

For the transition period from________________________to______________________


                          Commission File Number 1-5426.



                              THOMAS INDUSTRIES INC.
            (Exact name of registrant as specified in its charter)


            Delaware                                        61-0505332
(State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                         Identification No.)


4360 Brownsboro Road, Louisville, Kentucky                    40207
  (Address of principal executive office)                   (Zip Code)


Registrant's telephone number, including area code:  502/893-4600


                              Not Applicable
(Former name, former address, and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  [ X ]   No  [   ]

The number of shares outstanding of issuer's Common Stock, $1 par value, as of August 1, 1996, was 10,525,894 shares.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                     THOMAS INDUSTRIES INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 (Dollars in Thousands Except Amounts Per Share)

                                  Three Months Ended    Six Months Ended
                                     June 30                June 30
                                  1996      1995        1996        1995

Net sales                        $127,868   $127,367   $251,392    $244,976
Cost of products sold              90,659     90,868    179,064     177,249
                  Gross profit     37,209     36,499     72,328      67,727

Other (income) expenses:
  Selling, general, and
    administrative expenses        28,557     27,786     57,712      54,034
  Interest expense                  1,803      1,917      3,730       4,190
  Other                              (268)       253       (438)        245
    Income before income taxes      7,117      6,543     11,324       9,258
Income tax provision                2,669      2,667      4,251       3,794
                    Net income   $  4,448   $  3,876   $  7,073    $  5,464

Per share amounts:
  Net income per share               $.42       $.38       $.66        $.54
  Dividends declared per share       $.10       $.10       $.20        $.20
  Average number of shares
    outstanding                10,666,795 10,088,065 10,660,773  10,084,933


See notes to condensed financial statements.

                     THOMAS INDUSTRIES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                    (Unaudited)
                                                      June 30    December 31
                                                        1996        1995*

ASSETS
Current assets
  Cash and cash equivalents                           $  5,013     $ 18,305
  Accounts receivable, less allowance
     (1996--$2,346; 1995--$2,014)                       70,675       61,975
  Inventories:
     Finished products                                  33,065       29,951
     Raw materials                                      24,425       25,107
     Work in process                                    14,809       13,007
                                                        72,299       68,065
  Assets held for disposition                              915        1,000
  Deferred income taxes                                  6,174        5,775
  Other current assets                                   8,355        9,619
                            Total current assets       163,431      164,739

Property, plant, and equipment                         149,066      146,903
  Less accumulated depreciation and amortization        72,265       71,193
                                                        76,801       75,710
Intangible assets--less accumulated amortization        59,815       61,379
Other assets                                            11,498       11,705
                                    Total assets      $311,545     $313,533

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Notes payable                                       $  8,997     $  7,679
  Accounts payable                                      25,537       27,778
  Other current liabilities                             41,622       39,437
  Current portion of long-term debt                      8,471        9,008
                       Total current liabilities        84,627       83,902
  Deferred income taxes                                  7,821        7,875
  Long-term debt (less current portion)                 62,661       70,791
  Minimum pension liability                              4,242        3,520
  Other long-term liabilities                            5,239        4,268
                               Total liabilities       164,590      170,356

Shareholders' equity
  Preferred Stock, $1 par value,
  3,000,000 shares authorized--none issued
  Common Stock, $1 par value
  Shares authorized:  60,000,000
  Shares issued:  1996--11,546,374;
                  1995--11,485,865                      11,546       11,486
  Capital surplus                                      115,173      117,974
  Retained earnings                                     42,181       40,003
  Minimum pension liability adjustment                  (3,412)      (2,690)
  Equity adjustment from translation                    (1,321)        (616)
  Less cost of treasury shares:
     (1996--1,023,646; 1995--1,366,695)                (17,212)     (22,980)
                      Total shareholders' equity       146,955      143,177
      Total liabilities and shareholders' equity      $311,545     $313,533


*Derived from the audited December 31, 1995, consolidated balance sheet.
 See notes to condensed consolidated financial statements.

                     THOMAS INDUSTRIES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in Thousands)

                                                           Six Months Ended
                                                                June 30
                                                            1996       1995

Cash flows from operating activities:
  Net income                                             $  7,073   $  5,464
  Reconciliation of net income to net cash
  provided by operating activities:
     Depreciation and amortization                          8,401      7,922
     Deferred income taxes                                   (423)      (273)
     Provision for losses on accounts receivable              319        339
     Loss (gain) on asset disposal                            (58)        65
     Changes in operating assets and liabilities,
     net of effects of acquisitions and dispositions:
       Accounts receivable                                 (7,841)    (9,275)
       Inventories                                         (2,158)    (2,770)
       Other current assets                                 1,388      2,564
       Accounts payable                                    (2,543)     3,175
       Accrued expenses and other liabilities               1,593      4,877
       Other                                                  235        388
         Net cash provided by operating activities          5,986     12,476

Cash flows from investing activities:
  Purchases of property, plant, and equipment              (7,534)    (5,340)
  Proceeds from sale of property, plant, and equipment        102         77

     Net cash used in investing activities                 (7,432)    (5,263)

Cash flows from financing activities:
  Proceeds from short-term debt, net                        1,136        490
  Payments on long-term debt                              (11,708)    (8,494)
  Dividends paid                                           (2,023)    (2,015)
  Other                                                       749         87
     Net cash used in financing activities                (11,846)    (9,932)

       Decrease in cash and cash equivalents              (13,292)    (2,719)

         Cash and cash equivalents at beginning of year    18,305      5,050

           Cash and cash equivalents at end of period    $  5,013   $  2,331


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

The results of operations for the six-month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


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


Item 2.  Management's Discussion and Analysis

Net sales during the second quarter ended June 30, 1996, increased slightly over the second quarter 1995 to $127.9 million. For the six months ended June 30, 1996, net sales were 3% higher than the first half of 1995. Net sales for the second quarter and six-month periods in 1996 are the highest for any comparable periods in the Company's history. Lighting Segment sales decreased 1% for the second quarter compared to 1995, primarily in the Commercial & Industrial Division. Compressor & Vacuum Pump Segment sales were up 3% for the second quarter over 1995, due primarily to the acquisition of Welch Vacuum Technology. Please see Note C on page 5 for additional information regarding the Welch acquisition.

Net income for the 1996 second quarter and first half of $4.4 million and $7.1 million, respectively, is 15% and 29% higher than the comparable 1995 periods, primarily due to improved performance of the Lighting Segment, enhanced results from joint ventures, and reduced interest expense. Operating income for the Compressor & Vacuum Pump Segment for the 1996 second quarter and first half is approximately 6% below 1995 levels due primarily to competitive pricing pressures and a weaker than expected OEM medical market.

Cost of products sold as a percent of sales was 70.9% and 71.2% for the 1996 second quarter and six months, respectively, versus 71.3% and 72.4% for the comparable 1995 periods. Gross margins in the Lighting Segment in 1996 have improved due to increased efficiencies and implementation of cost containment programs. Compressor & Vacuum Pump Segment margins are slightly below prior-year levels due to material cost increases and competitive margin pressures.

Selling, general, and administrative costs as a percent of sales of 22.3% and 23.0% in the second quarter and first half of 1996, respectively, were higher than the 21.8% and 22.1% figures for the comparable 1995 periods. Additional engineering and information system expenditures are the primary components of the increase.

Interest expense for the 1996 second quarter and first six months was less than comparable 1995 amounts by 6% and 11%, respectively. The reductions are attributed to lower short-term interest rates in Europe and a decrease in long-term debt.

Working capital of $78.8 million at June 30, 1996, is 2% lower than the $80.8 million at December 31, 1995. Accounts receivable at June 30, 1996, have increased by 14% since December 31, 1995, due to seasonal factors in the Lighting Group; however, the number of days sales in receivables at June 30, 1996, compared to December 31, 1995, has improved from 49.6 days to 49.2 days. Inventory turnover at June 30, 1996, of 4.23 times per year has improved over the December 31, 1995, level of 4.12 times per year. The current ratio at June 30, 1996, was 1.93 compared to 1.96 at December 31, 1995. Certain loan agreements of the Company include restrictions on working capital, operating leases, tangible net worth, and the payment of cash dividends and stock distributions. Under the most restrictive of these arrangements, retained earnings of $23 million are not restricted at June 30, 1996.

As of June 30, 1996, the Company had available credit of $10 million with banks under short-term borrowing arrangements and a revolving line of credit, $50 million of which was available at June 30, 1996. Anticipated funds from operations, along with available short-term credit and other resources, are expected to be sufficient to meet cash requirements in the year ahead. Cash in excess of operating requirements will continue to be invested in high grade, short-term securities.


Item 4. Submission of Matters to a Vote of Security Holders

        a.  A regular Annual Meeting of Shareholders was held on April 18, 1996.

        b. Class I Directors elected at the Annual Meeting of Shareholders were Gene P. Gardner, Lawrence E. Gloyd, and William M. Jordan.
            Directors whose term of office as a director continued after the meeting were Timothy C. Brown, Wallace H. Dunbar, Roger P. Eklund,
            H. Joseph Ferguson, Ralph D. Ketchum, and Franklin J. Lunding, Jr.

        c.  The voting at the Annual Meeting of Shareholders was as follows:

                                   For     Against  Withheld

              Gene P. Gardner     9,235,166   --      150,939
              Lawrence E. Gloyd   9,353,466   --       32,639
              William M. Jordan   9,345,410   --       40,695

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



Date        August 12, 1996