Form 10-Q
period 1996-09-30
THOMAS INDUSTRIES INC
filed 1996-11-08
CIK 97886

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended:          September 30, 1996

                                         OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES
EXCHANGE                                                   ACT OF 1934

For the transition period from                     to


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

The number of shares outstanding of issuer's Common Stock, $1 par value, as of November 6, 1996, was 10,526,294 shares.



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)


                       THOMAS INDUSTRIES INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                   (Dollars in Thousands Except Amounts Per Share)

                                    Three Months Ended             Nine Months Ended
                                       September 30                  September 30
                                     1996        1995              1996         1995

Net sales                        $129,611         $128,750        $381,003           $373,726
Cost of products sold              90,423           91,842         269,487            269,091
             Gross profit          39,188           36,908         111,516            104,635

Other (income) expenses:
  Selling, general, and
    administrative expenses        28,583           27,415          86,295             81,449
  Interest expense                  1,801            2,023           5,531              6,213
  Interest income and other          (503)            (133)           (941)               112
    Income before income taxes      9,307            7,603          20,631             16,861
   Income tax provision             3,405            2,901           7,656              6,695
                   Net income    $  5,902         $  4,702        $ 12,975           $ 10,166
Per Common Share amounts:
  Net income per share               $.55            $.46            $1.22              $1.00
  Dividends declared per share       $.10            $.10            $ .30              $ .30
 Weighted average number of
   common shares and common
   share equivalents           10,676,841      10,226,356       10,659,833         10,199,059


See notes to condensed consolidated financial statements.



                     THOMAS INDUSTRIES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                                  (Unaudited)
                                                                                 September 30     December 31
                                                                                     1996            1995*
ASSETS
 Current assets
 Cash and cash equivalents                                                        $  6,985           $ 18,305
 Accounts receivable, less allowance
   (1996--$2,434; 1995--$2,014)                                                     73,095             61,975
 Inventories:
   Finished products                                                                31,440             29,951
   Raw materials                                                                    22,406             25,107
   Work in process                                                                  15,706             13,007
                                                                                    69,552             68,065
 Assets held for disposition                                                           947              1,000
 Deferred income taxes                                                               5,890              5,775
 Other current assets                                                                6,892              9,619
                            Total current assets                                   163,361            164,739

Property, plant and equipment                                                      151,997            146,903
  Less accumulated depreciation and amortization                                    75,436             71,193
                                                                                    76,561             75,710
Intangible assets--less accumulated amortization                                    59,270             61,379
Other assets                                                                        12,321             11,705
                                    Total assets                                  $311,513           $313,533

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Notes payable                                                                   $  8,083           $  7,679
  Accounts payable                                                                  24,843             27,778
  Other current liabilities                                                         38,276             39,437
  Current portion of long-term debt                                                  8,465              9,008

                       Total current liabilities                                    79,667             83,902

Deferred income taxes                                                                7,946              7,875
Long-term debt (less current portion)                                               62,650             70,791
Minimum pension liability                                                            4,242              3,520
Other long-term liabilities                                                          5,175              4,268
                               Total liabilities                                   159,680            170,356
Shareholders' equity
  Preferred Stock, $1 par value,
  3,000,000 shares authorized--none issued
  Common Stock, $1 par value
  Shares authorized:  60,000,000
  Shares issued:  1996--11,549,940;
                  1995--11,485,865                                                  11,550             11,486
  Capital surplus                                                                  115,206            117,974
  Retained earnings                                                                 47,031             40,003
  Minimum pension liability adjustment                                              (3,412)            (2,690)
  Equity adjustment from translation                                                (1,330)              (616)
  Less cost of treasury shares
    (1996--1,023,646; 1995--1,366,695)                                             (17,212)           (22,980)
Total shareholders' equity                                                         151,833            143,177

      Total liabilities and shareholders' equity                                  $311,513           $313,533

*Derived from the audited December 31, 1995, consolidated balance sheet.
 See notes to condensed consolidated financial statements.


                       THOMAS INDUSTRIES INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                               (Dollars in Thousands)

                                                                                      Nine Months Ended
                                                                                         September 30
                                                                                        1996      1995
Cash flows from operating activities:
  Net income                                                                         $12,975        $10,166
  Reconciliation of net income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                                       12,515         11,839
  Deferred income taxes                                                                  (65)          (273)
  Provision for losses on accounts receivable                                            455            593
  (Gain) loss on asset disposal, net                                                    (143)           103
  Changes in operating assets and liabilities
  net of effect of divestitures:
    Accounts receivable                                                              (10,415)       (11,554)
      Inventories                                                                        591          2,483
      Other current assets                                                             2,819          2,485
      Accounts payable                                                                (2,983)        (2,161)
      Accrued expenses and other liabilities                                          (1,812)         5,285
      Other                                                                           (1,093)           304
        Net cash provided by operating activities                                     12,844         19,270
Cash flows from investing activities:
  Purchases of property, plant, and equipment                                        (10,939)        (7,942)
  Proceeds from sale of property, plant, and equipment,
    and other assets                                                                     207            104
    Net cash used in investing activities                                            (10,732)        (7,838)
Cash flows from financing activities:
  (Payments on) proceeds from short-term debt, net                                       283         (1,168)
  Payments of long-term debt                                                         (11,721)        (8,534)
  Dividends paid                                                                      (3,074)        (3,024)

  Other                                                                                1,080            139
    Net cash used in financing activities                                            (13,432)       (12,587)

      Decrease in cash and cash equivalents                                          (11,320)        (1,155)

        Cash and cash equivalents at beginning of year                                18,305          5,050

          Cash and cash equivalents at end of period                                 $ 6,985        $ 3,895


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

The results of operations for the nine-month period ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


Note B -- Contingencies

In the normal course of business, the Company and its subsidiaries are parties to litigation; and when costs can be reasonably estimated, the Company records appropriate liabilities for such matters.


Item 2.  Management's Discussion and Analysis

Net sales during the third quarter ended September 30, 1996, increased 1% over the third quarter 1995 to $129.6 million. For the nine months ended September 30, 1996, net sales were 2% higher than the first nine months of 1995. Net sales for the third quarter and nine-month periods in 1996 are the highest for any comparable periods in the Company's history. Lighting Segment sales in the third quarter 1996 decreased 3% compared to the third quarter 1995, primarily due to weakness in the Commercial & Industrial Division. Compressor and Vacuum Pump Segment sales were up 9% for the third quarter over 1995, due primarily to the acquisition of Welch Vacuum Technology.

Net income for the 1996 third quarter and first nine months of $5.9 million and $13.0 million, respectively, is higher than the comparable 1995 periods. The Lighting Segment and the Compressor and Vacuum Pump Segment achieved higher operating profit levels in the third quarter of 1996 compared to 1995. Improved performance of joint venture operations, which is included in other income, and lower interest expense have also contributed to the increase in net income in 1996 over 1995.

Cost of products sold as a percent of sales was 69.8% and 70.7% for the 1996 third quarter and nine months, respectively, versus 71.3% and 72.0% for the comparable 1995 periods. Operating income in the Lighting Segment for the third quarter and first nine months in 1996 improved 11% and 30%, respectively, due to improved efficiencies and cost reduction programs in the manufacturing operations. Compressor and Vacuum Pump Segment operating income for the first nine months of 1996 is 2% lower than the comparable 1995 amount; however, third quarter 1996 operating income improved 6% over 1995 due to improved margins in certain North American and European markets.

Selling, general, and administrative expense as a percent of sales of 21.9% and 22.5% in the third quarter and nine months of 1996, respectively, were higher than the 21.1% and 21.6% figures for the comparable 1995 periods. Additional engineering and information system expenditures are the primary components of the increase.

Interest expense for the 1996 third quarter and first nine months was less than comparable 1995 amounts by 11%. The reductions are attributed to lower short-term interest rates in Europe and a decrease in long-term debt.

Working capital of $83.7 million at September 30, 1996, is 3.6% higher than the $80.8 million at December 31, 1995. Accounts receivable at September 30, 1996, have increased by 17.9% since December 31, 1995, due to seasonal factors in the Lighting Group; however the number of days sales in receivables at September 30, 1996, of 49.7 days is comparable to the 49.6 days at December 31, 1995. Inventory turnover at September 30, 1996, of 4.29 times per year has improved over the December 31, 1995, level of 4.12 times per year. The current ratio at September 30, 1996, improved to 2.05 compared to 1.96 at December 31, 1995. Certain loan agreements of the Company include restrictions on working capital, operating leases, tangible net worth, and the payment of cash dividends and stock distributions. Under the most restrictive of these arrangements, retained earnings of $26 million are not restricted at September 30, 1996.

As of September 30, 1996, the Company had available credit of $64 million with banks under short-term borrowing arrangements and a revolving line of credit, $59 million of which was available at September 30, 1996. Anticipated funds from operations, along with available short-term credit and other resources, are expected to be sufficient to meet cash requirements in the year ahead. Cash in excess of operating requirements will continue to be invested in high grade, short-term securities.



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


Date:      November 8.   1996