Form 10-K405
period 1996-12-31
THOMAS INDUSTRIES INC
filed 1997-03-24
CIK 97886

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended:    December 31, 1996
                                       OR
[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

As of March 7, 1997, 10,555,782 shares of the registrant's Common Stock were outstanding.

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 7, 1997, was approximately $262,575,077.

Portions of Proxy Statement for the Annual Meeting of Shareholders on April 17, 1997, are incorporated by reference in Part III of this report.

Portions of the Annual Report to Shareholders for fiscal year ended December 31, 1996 are incorporated by reference in Parts I and II of this report.


PART I.

ITEM 1.  BUSINESS

  a. General Development of Business.

     The Company began operations in 1928 and has grown through both internal expansion and new business acquisitions. The Company has focused on expansion of the Lighting Segment and the Compressors and Vacuum Pumps Segment as its two core businesses. Significant additions to these two core segments have been ASF, Pneumotive, Brey, WISA, and Welch, all compressor and vacuum pump companies, acquired from 1987 through 1996; and the Lumec and Day-Brite Lighting additions in 1987 and 1989, respectively. These acquisitions have been strategically important as they allow the Company to offer a more complete product line and make the Company a more prominent participant in both the lighting and compressor and vacuum pump markets.

     The Lighting Segment operates in a multi-faceted industry, serving the consumer, commercial, industrial, and outdoor markets. Five companies in the U.S. and Canada, one of which is Thomas Industries, share a substantial portion of the market. Although the industry is subject to the cyclicality of residential and commercial construction activity, replacement and renovation activity moderates these cycles somewhat.

     Thomas is the leading supplier to the original equipment manufacturer (OEM) medical market and a significant participant in its other OEM compressor and vacuum pump markets. Operations of the Compressors and Vacuum Pumps Segment help the Company moderate the impact of the Lighting Segment's vulnerability to construction and economic cycles.

  b. Financial Information about Industry Segments.

     The information required by this item is set forth in Exhibit 13 under the heading "Notes to Consolidated Financial Statements," which information is hereby incorporated herein by reference.

  c. Narrative Description of Business.

     The Company's principal businesses are lighting, including consumer, commercial, industrial, and outdoor lighting fixtures; and compressors and vacuum pumps. The Company designs, manufactures, markets, and sells these products. The Company operates numerous divisions and subsidiaries, with facilities throughout the U.S. and operations in Canada, Germany, and Mexico. The Company also maintains sales offices in Brazil, England, Italy, Japan, and Taiwan and has joint ventures in the U.S. and Canada with a Belgian company. The Company maintains corporate offices in Louisville, Kentucky.

     Lighting Segment

       The Company's consumer lighting products are designed for a broad range of consumers. The Company stresses product development to meet changing needs and demands. The Company typically targets the more upscale,
       single-family   homeowner  but  also  has a line for the do-it-yourself
       homeowner. The Company also is strongly involved in the replacement lighting market, which is a growing component of the overall lighting industry. Under the Thomas and Do-It-Yourself brand names, the Company's consumer lighting line includes high-style chandeliers and bathroom fixtures, plus quality lighting products for foyers, dining rooms, living rooms, entertainment areas, kitchens, bedrooms, and outdoors.

       The Thomas and Do-It-Yourself lines are distributed throughout the United States and Canada through a network of electrical distributors, lighting showrooms, and home centers, which, in turn, sell to electrical contractors, builders, and consumers.

       Consumer lighting fixtures are manufactured and sold in the U.S., Canada, and Mexico under the Thomas and Do-It-Yourself trade names; and those trade names are recognized as important to this Segment's business.

       The Company believes it has established a reputation as an innovator and pioneer in track and recessed lighting technology and is one of the nation's leading manufacturers of fluorescent and high-intensity discharge ("HID") commercial and industrial lighting products. The Company's commercial and industrial product line can be utilized for virtually any application, using a variety of lamp sources, and is designed for efficiency as well as energy savings. The Company's outdoor lighting products are known for their high performance in efficiency, glare control, and uniformity of illumination. Products are manufactured and sold in the U.S., Canada, and Mexico under the Day-Brite, Gardco, Capri, Electro/Connect, McPhilben, Omega, Emco, Lumec, and Thomas Lighting trade names.

       The Lighting Segment accounted for 67 percent of the Company's sales in 1996, compared to 68 percent in 1995 and 67 percent in 1994.

     Compressors and Vacuum Pumps Segment

     This Segment includes air compressors and vacuum pumps manufactured under the Thomas and Welch names in the U.S. and ASF/Thomas in Europe. Thomas specializes in compressor applications below the 1.5 horsepower range for use in the finished products of other domestic or foreign manufacturers and in the manufacture of high vacuum systems for laboratory and chemical markets. Such compressors and vacuum pumps are used in medical equipment, vending machines, photocopiers, computer tape drives, automotive and transportation equipment, liquid dispensing applications, gasoline vapor recovery, and refrigerant recovery, waste disposal, and laboratory equipment. Thomas is the major compressor and vacuum pump participant in the medical OEM industry worldwide. The Company offers a wide selection of standard air compressors and vacuum pumps and will modify or design its products to meet exacting OEM applications. Its products also are manufactured for private-label sale in the construction compressor, laboratory, and chemical markets.

     In addition, the Company manufactures and sells compressors and related accessories for commercial and consumer use. Sales, both domestic and international, traditionally are made through hardware stores, home centers, and building supply dealers.

     The U.S. operations manufacture rotary vane, linear, piston, and diaphragm compressors and vacuum pumps, as well as air motors and vacuum ejectors. These products are distributed worldwide to original equipment manufacturers as well as through fluid power and large compressor distributors. Primary markets served include medical, environmental, instrumentation, mobile, construction, laboratory, chemical, and consumer.

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

     The Thomas, ASF/Thomas, Welch, Sprayit, and Medi-Pump trade names are recognized in the market and are important to the Segment.

     The Compressors and Vacuum Pumps Segment accounted for 33 percent of the Company's sales in 1996, compared to 32 percent in 1995 and 32 percent in 1994.

                              ---------------------

     No single customer of the Company accounted for more than 10 percent of consolidated net sales or more than 10 percent of any segment's net sales in 1996, and no material part of the business is dependent upon a single customer the loss of which could have a materially adverse effect on the business of the Company.

     The backlog of unshipped orders was $92 million at December 31, 1996--42 percent Lighting and 58 percent Compressors and Vacuum Pumps--and $90 million at December 31, 1995--47 percent Lighting and 53 percent Compressors and Vacuum Pumps. The Company believes substantially all of such orders are firm, although some orders are subject to cancellation. Substantially all of these orders are expected to be filled in 1997.

     Competition in the lighting industry is strong in all markets served by the Company. It is estimated that five companies share a substantial majority of the market in the U.S. and Canada. Thomas Industries is one of these
     top five.   The  Company  stresses  high  quality,  and  energy  efficient lighting products, while providing value and strong customer support to compete in its markets.

     The Compressors and Vacuum Pumps Segment competes worldwide in the fractional horsepower compressor and vacuum pump markets. Thomas is the leading supplier to the OEM medical market and a significant participant in its other OEM markets.

     The Company believes that it has adequate sources of materials and supplies for each of its businesses.

     There is no significant seasonal impact on the business of any industry segment of the Company. The lighting industry continues to be dependent on the construction markets, which are subject to the overall health of the economy.

     Working capital is provided principally from operating profits. The Company maintains adequate lines of credit and financial resources to meet the anticipated cash requirements in the year ahead.

     The Company has various patents and trademarks but does not consider its business to be materially dependent upon any individual patent or trademark.

     During 1996, the Company spent $14.3 million on research activities relating to the development of new products and the improvement of existing products. Substantially all of this amount was Company-sponsored activity. During 1995, the Company spent $13.4 million on these activities and during 1994, $12.7 million.

     Continued compliance with present and reasonably expected federal, state, and local environmental regulations is not expected to have any material effect upon capital expenditures, earnings, or the competitive position of the Company and its subsidiaries.

     The Company employed approximately 3,000 people at December 31, 1996.

  d. Financial Information about Foreign and Domestic Operations and Export
     Sales.

     See Notes to Consolidated Financial Statements, as set forth in Exhibit 13, which information is incorporated herein by reference to the Company's 1996 Annual Report to Shareholders, for financial information about foreign and domestic operations. Export sales for the years 1996, 1995, and 1994, were $41,400,000, $40,900,000, and $36,600,000 respectively.

  e. Executive Officers of the Registrant.

                                                                                   Year
                               Office or Position                              First Elected
           Name                   with Company             Age                 as an Officer

   Timothy C. Brown         Chairman of the Board,          46                       1984
                            President, Chief Executive
                            Officer, Chairman of the
                            Executive Committee, and
                            Director

   Richard J. Crossland     Vice President; Lighting         53                      1994
       (A)                  Group Manager

   Cliff C. Moulton         Vice President,                  49                      1993
       (B)                  Business Development

   Phillip J. Stuecker      Vice President of Finance,       45                      1984
                            Chief Financial Officer,
                            and Secretary

   Ronald D. Schneider      Vice President; General           46                     1992
       (C)                  Manager C&I Business Unit

   Gilbert R. Grady, Jr.    Vice President, Corporate         60                     1981
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

  (B) Cliff C. Moulton was elected an officer effective March 1, 1993, and held the position of Vice President; Compressor and Vacuum Pump Group
        Manager.  Mr. Moulton spent the previous 23 years with Honeywell
        Corporation in various management positions, most recently as Vice
        President and General Manager of the Skinner Valve Division, since 1987.

  (C)   Ronald D. Schneider was elected an officer effective April 16, 1992.
        Mr. Schneider had held the position of Vice President, Lighting
        Operations since  1994 and  prior to that was Director, Manufacturing
        Services for the Lighting Group and Manufacturing Services Manager at the Company's Power Air Division.

    All other officers listed have been executive officers for the past five years.


ITEM 2.  PROPERTIES

  The Corporate offices of the Company are located in Louisville, Kentucky. Due to the large number of individual locations and the diverse nature of the operating facilities, specific description of the properties owned and leased by the Company is not necessary to an understanding of the Company's business. All of the buildings are of steel, masonry, and concrete construction, are in generally good condition, provide adequate and suitable space for the operations at each location, and are of sufficient capacity for present and foreseeable future needs.

  The following listing summarizes the Company's properties.

                             Number
                         of Facilities    Combined
         Segment         Owned  Leased   Square Feet   Nature of Facilities

        Lighting           8      4       1,699,887    Manufacturing plants
                           3      3         633,116    Distribution centers
                           0      4          65,550    Administrative offices
        Compressors
          and Vacuum       3      4         659,464    Manufacturing plants
          Pumps            0      3          11,440    Distribution centers

        Corporate          0      2          16,186    Corporate headquarters
                           3      1         299,300    Leased to third parties
                           2      0         210,200    Property for sale


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None


PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

  The information required by this item is set forth in Exhibit 13 under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Common Stock Market Prices and Dividends," and "Notes to Consolidated Financial Statements," which information is contained in the Company's 1996 Annual Report to Shareholders and hereby incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA

  The information required by this item is set forth in Exhibit 13 under the heading "Five-Year Summary of Operations and Statistics," which information is contained in the Company's 1996 Annual Report to Shareholders and hereby incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information required by this item is set forth in Exhibit 13 under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations," which information is contained in the Company's 1996 Annual Report to Shareholders and hereby incorporated herein by reference.

  The Company makes forward-looking statements from time to time and desires to take advantage of the "safe harbor" which is afforded such statements under the Private Securities Litigation Reform Act of 1995 when they are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward-looking statements.

  The statements contained in the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations," statements contained in future filings with the Securities and Exchange Commission and publicly disseminated press releases, and statements which may be made from time to time in the future by management of the Company in presentations to shareholders, prospective investors, and others interested in the business and financial affairs of the Company, which are not historical facts, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Any projections of financial performances or statements concerning expectations as to future developments should not be construed in any manner as a guarantee that such results or developments will, in fact, occur. There can be no assurance that any forward-looking statement will be realized or that actual results will not be significantly different from that set forth in such forward-looking statement. In addition to the risks and uncertainties of ordinary business operations, the forward-looking statements of the Company referred to above are also subject to the following risks and uncertainties:

  o The Company operates in a highly competitive business environment, and its sales could be negatively affected by its inability to maintain or increase prices, changes in geographic or product mix, or the decision of its customers to purchase competitive products instead of the Company's products. Sales could also be affected by pricing, purchasing, financing, operational, advertising, or promotional decisions made by purchasers of the Company's products.

  o The Lighting Group Segment participates in a highly competitive market that is dependent on the level of residential, commercial, and industrial construction activity. Changes in consumer preferences and acceptance of new products affects the Lighting Segment.

  o The Compressor & Vacuum Pump Segment operates in a market where technology improvements and the introduction of products for new applications are necessary for future growth. The Company could experience difficulties or delays in the development, production, testing, and marketing of new products. As an original equipment supplier, the Company's results of operations are directly affected by the success of customer products.

  o As the Company's business continues to expand outside the United States, the Company could experience changes in its ability to obtain or hedge against foreign currency rates and fluctuations in those rates. The Company could also be affected by nationalizations, unstable governments or legal systems, or inter-governmental disputes. These currency, economic, and political uncertainties may affect the Company's results.

  o The forward-looking statements made by the Company are based on estimates which the Company believes are reasonable. This means that the Company's actual results could differ materially from such estimates as a result of being negatively affected as described above or otherwise positively affected.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information required by this item is set forth in Exhibit 13 under the headings "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements" which information is contained in the Company's 1996 Annual Report to Shareholders and hereby incorporated herein by reference. The Report of Independent Auditors is also set forth in Exhibit 13 and hereby incorporated herein by reference.

  The supplementary data regarding quarterly results of operations is set forth in Exhibit 13 under the heading "Notes to Consolidated Financial Statements," which information is contained in the Company's 1996 Annual Report to Shareholders and hereby incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable. Reference is made to registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 17, 1997, under the heading "Accountants."


PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  a.  Directors of the Company

     The information required by this item is set forth in registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 17, 1997, under the headings "Election of Directors" and "Compliance with
     Section 16(a)," which information is hereby incorporated herein by reference.

 b.  Executive Officers of the Company

     Reference is made to "Executive Officers of the Registrant" in Part I,
     Item 1.e.


ITEM 11.  EXECUTIVE COMPENSATION

 The information required by this item is set forth in registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 17, 1997, under the headings "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Board of Directors," which information is hereby incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 The information required by this item is set forth in registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 17, 1997, under the heading "Securities Beneficially Owned by Principal Shareholders and Management," which information is hereby incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 The information required by this item is set forth in registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 17, 1997, under the headings "Board of Directors" and "Compensation Committee InterLocks and Insider Participation" which information is hereby incorporated herein by reference.


PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 a.  (1) Financial Statements

        The following consolidated financial statements of Thomas Industries Inc. and subsidiaries, included in the Company's 1996 Annual Report to Shareholders, are included in Part II, Item 8:

        Consolidated Balance Sheets--December 31, 1996 and 1995
        Consolidated Statements of Income--Years ended December 31, 1996, 1995, and 1994
        Consolidated Statements of Shareholders' Equity--Years ended
               December 31, 1996, 1995, and 1994
        Consolidated Statements of Cash Flows--Years ended December 31,
              1996, 1995 and 1994
        Notes to Consolidated Financial Statements--December 31, 1996

     (2)  Financial Statement Schedule

            Schedule II -- Valuation and Qualifying Accounts

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

      3(b) Bylaws, as amended April 18, 1996, submitted as Exhibit 3 to registrant's report on Form 10-Q dated May 11, 1996.

      4(a) Note Agreement dated January 19, 1990, by and among the Company and its Day-Brite Lighting, Inc., subsidiary, Allstate Life Insurance Company, and other investors filed as Exhibit 4 to registrant's report on Form 10-K dated March 22, 1990, hereby incorporated by reference.

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

     10(a) Employment Agreements with Timothy C. Brown, Gilbert R. Grady, Jr., and Phillip J. Stuecker filed as Exhibits 3(a), 3(f), and 3(j), respectively, to registrant's report on Form 10-Q dated November 11, 1988, hereby incorporated by reference.

     10(b) Employment Agreement with Cliff C. Moulton filed as Exhibit 10(b) to registrant's report on Form 10-K dated March 25, 1993, hereby incorporated by reference.

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

     10(g) 1987 Incentive Stock Plan as Amended, filed as Annex A to the registrant's Proxy Statement on March 17, 1989, hereby incorporated by reference.

     10(h) Nonemployee Director Stock Option Plan as Amended and Restated as of February 5, 1997, filed herewith.

     10(i) 1995 Incentive Stock Plan as Amended and Restated as of December 11, 1996, filed herewith.

     10(j) Employment Agreement with Timothy C. Brown dated January 29, 1997, filed herewith.

     13 Certain portions of the Company's 1996 Annual Report to Shareholders as specified in Parts I and II, hereby incorporated by reference in this Annual Report on Form 10-K.

     21     Subsidiaries of the Registrant.

     23(a)  Consent of Ernst & Young LLP.

     23(b)  Consent of KPMG Peat Marwick LLP.

     27     Financial Data Schedule.

 b.  Reports on Form 8-K

     There were no reports on Form 8-K for the three months ended December 31, 1996.

 c.  Exhibits
     The exhibits filed as part of this Annual Report on Form 10-K are as specified in Item 14(a)(3) herein.




                           S  I  G  N  A  T  U  R  E S


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                    THOMAS INDUSTRIES INC.


Date:  March 20, 1997               By /s/ Timothy C. Brown
                                       Timothy C. Brown, Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                   Title                            Date



 /s/ Timothy C. Brown       Chairman of the Board;                   3/20/97
Timothy C. Brown            President; Chief Executive
                            Officer; Chairman of the
                            Executive Committee; Director
                            (Principal Executive Officer)

/s/ Phillip J. Stuecker     Vice President of Finance;               3/20/97
Phillip J. Stuecker         Chief Financial Officer;
                            Secretary
                            (Principal Financial Officer)


/s/ Ronald D. Wiseman       Controller; Assistant                    3/20/97
Ronald D. Wiseman           Secretary
                            (Principal Accounting Officer)

/s/ Wallace H. Dunbar        Director                                3/20/97
Wallace H. Dunbar


/s/ Roger P. Eklund          Director                                3/20/97
Roger P. Eklund


/s/ H. Joseph Ferguson       Director                                3/20/97
H. Joseph Ferguson


/s/ Gene P. Gardner          Director                                3/20/97
Gene P. Gardner


/s/ Lawrence E. Gloyd        Director                                3/20/97
Lawrence E. Gloyd


/s/ William M. Jordan        Director                                3/20/97
William M. Jordan


/s/ Ralph D. Ketchum         Director                                3/20/97
Ralph D. Ketchum


/s/ Franklin J. Lunding, Jr. Director                                3/20/97
Franklin J. Lunding, Jr.




                         Report of Independent Auditors



The Board of Directors and Shareholders
Thomas Industries Inc.


We have audited the consolidated balance sheet of Thomas Industries Inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended. Our audit also included the 1996 financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit. The financial statements and schedule of Thomas Industries Inc. and subsidiaries for the years ended December 31, 1995 and 1994 were audited by other auditors whose report dated February 7, 1996 expressed an unqualified opinion on those statements and schedule.

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

In our opinion, the 1996 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Thomas Industries Inc. and subsidiaries at December 31, 1996 and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related 1996 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                      /S/ Ernst & Young LLP




Louisville, Kentucky
February 5, 1997





                          Independent Auditors' Report



The Board of Directors and Shareholders
Thomas Industries Inc.


We have audited the consolidated balance sheet of Thomas Industries Inc. and subsidiaries as of December 31, 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1995. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the financial statement schedule for each of the years in the two-year period ended December 31, 1995, as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Thomas Industries Inc. and subsidiaries as of December 31, 1995, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                               /S/ KPMG Peat Marwick LLP

Louisville, Kentucky
February 7, 1996

                                                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                      Thomas Industries Inc. and Subsidiaries
                                                                December 31, 1996


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


 Year ended December 31, 1996


 Allowance for doubtful accounts                    $2,014,000       $451,000                     $222,000 (1)        $2,243,000
 Allowance for obsolete and slow moving inventory    7,751,000      3,260,000                    2,140,000 (2)         8,871,000
                                                    $9,765,000     $3,711,000                    2,362,000           $11,114,000



 Year ended December 31, 1995


 Allowance for doubtful accounts                    $1,773,000       $519,000                     $278,000 (1)        $2,014,000
 Allowance for obsolete and slow moving inventory    5,724,000      4,004,000                    1,977,000 (2)         7,751,000
                                                    $7,497,000     $4,523,000                   $2,255,000            $9,765,000



 Year ended December 31, 1994


 Allowance for doubtful accounts                    $1,763,000       $705,000                     $695,000 (1)        $1,773,000
 Allowance for obsolete and slow moving inventory    6,419,000      4,079,000                    4,774,000 (2)         5,724,000
                                                    $8,182,000     $4,784,000                   $5,469,000            $7,497,000



 (1) Uncollectible accounts written off, less recoveries on accounts previously written off and effect of currency translation in accordance with SFAS No. 52.


 (2) Disposal of obsolete inventory and effect of currency translation in accordance with SFAS No. 52.




                                  EXHIBIT INDEX


Exhibit No.                   Exhibit                                 Page

  10(h) Nonemployee Director Stock Option Plan
        as Amended and Restated as of February 5,
        1997


  10(i) 1995 Incentive Stock Plan as Amended and
        Restated as of December 11, 1996,

  10(j) Employment agreement with Timothy C.
        Brown dated January 29, 1997

  13    Certain portions of the Company's 1996 Annual
        Report to Shareholders as specified in Parts I and II hereof to be incorporated by reference in this Annual Report on Form 10-K

  21    Subsidiaries of the Registrant

  23(a) Consent of Ernst & Young LLP

  23(b) Consent of KPMG Peat Marwick LLP

  27    Financial Data Schedule