Form 10-Q
period 1997-03-31
THOMAS INDUSTRIES INC
filed 1997-05-07
CIK 97886

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 1997

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

The number of shares outstanding of issuer's Common Stock, $1 par value, as of May 1, 1997, was 10,557,032 shares.


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)


                     THOMAS INDUSTRIES INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 (Dollars in Thousands Except Amounts Per Share)

                                                         Three Months Ended
                                                              March 31
                                                          1997       1996

Net sales                                               $126,356   $123,524
Cost of products sold                                     88,099     88,405
                             Gross profit                 38,257     35,119

Other (income) expense:
  Selling, general, and
    administrative expenses                               30,363     29,155
  Interest expense                                         1,625      1,927
     Other                                                   (84)      (170)
               Income before income taxes                  6,353      4,207
  Income tax provision                                     2,351      1,582
                            Net income                  $  4,002   $  2,625
Per Share amounts:
  Net income per share                                      $.37       $.25
  Dividends declared per share                              $.10       $.10
  Average number of shares outstanding                10,773,362 10,672,669


See notes to condensed consolidated financial statements.




                     THOMAS INDUSTRIES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                  (Unaudited)
                                                    March 31       December 31
ASSETS                                                1997            1996*
Current assets
  Cash and cash equivalents                         $  6,139        $ 18,826
  Accounts receivable, less allowance
    (1997--$2,222; 1996--$2,243)                      70,569          68,239
  Inventories:
    Finished products                                 37,173          33,072
    Raw materials                                     21,011          21,622
    Work in process                                   14,312          14,553
                                                      72,496          69,247
  Assets held for disposition                            486             493
  Deferred income taxes                                7,208           7,167
  Other current assets                                 7,074           6,392
                            Total current assets     163,972         170,364

Property, plant and equipment                        151,887         149,719
  Less accumulated depreciation and amortization      74.511          71,924
                                                      77,376          77,795
Intangible assets--less accumulated amortization      57,454          58,687
Other assets                                          13,764          12,804
                                    Total assets    $312,566        $319,650


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Notes payable                                     $ 12,338        $  6,986
  Accounts payable                                    22,059          27,377
  Other current liabilities                           41,358          42,405
  Current portion of long-term debt                    7,838           7,758
                       Total current liabilities      83,593          84,526
Deferred income taxes                                  8,450           8,603
Long-term debt (less current portion)                 54,822          62,632
Minimum pension liability                              2,154           2,154
Other long-term liabilities                            4,033           4,033
                               Total liabilities     153,052         161,948

Shareholders' equity
  Preferred Stock, $1 par value,
  3,000,000 shares authorized--none issued
  Common Stock, $1 par value
  Shares authorized:  60,000,000
   Shares issued: 1997--11,579,553; 1996--11,549,940  11,580          11,550
  Capital surplus                                    115,442         115,206
  Retained earnings                                   53,366          50,420
  Minimum pension liability adjustment                  (780)           (780)
  Equity adjustment from translation                  (2,882)         (1,482)
  Less cost of treasury shares:
    (1997--1,023,646; 1996--1,023,646)               (17,212)        (17,212)
                      Total shareholders' equity     159,514         157,702
      Total liabilities and shareholders' equity    $312,566        $319,650

*Derived from the audited December 31, 1996, consolidated balance sheet.
 See notes to condensed consolidated financial statements.


                     THOMAS INDUSTRIES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in Thousands)

                                                        Three Months Ended
                                                              March 31
                                                         1997       1996

Cash flows from operating activities:
  Net income                                           $ 4,002     $ 2,625
  Reconciliation of net income to net cash
    provided by (used in) operating activities:
       Depreciation and amortization                     4,295       4,235
       Deferred income taxes                                69          --
       Provision for losses on accounts receivable          73         168
       Changes in operating assets and liabilities,
         net of effects of acquisitions and
         dispositions:
              Accounts receivable                        (2,850)    (4,321)
              Inventories                                (4,007)    (3,238)
              Other current assets                         (822)     1,040
              Accounts payable                           (4,767)    (3,625)
              Accrued expenses and other liabilities       (626)      (260)
              Other                                      (1,333)       275
                Net cash used in operating activities    (5,966)    (3,101)

Cash flows from investing activities:
  Purchase of property, plant, and equipment            (3,950)    (3,198)
  Proceeds from sale of property, plant, and
    equipment                                               20         42
            Net cash used in investing activities       (3,930)    (3,156)

Cash flows from financing activities:
  Proceeds from short-term debt, net                     5,841       1,291
  Payments on long-term debt                            (7,730)    (11,200)
  Dividends paid                                        (1,053)     (1,010)
  Other                                                    151         116
              Net cash used in financing activities     (2,791)    (10,803)
      Decrease in cash and cash equivalent             (12,687)    (17,060)

Cash and cash equivalents at beginning of quarter       18,826      18,305

                Cash and cash equivalents at end
                  of quarter                           $ 6,139     $ 1,245



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

The results of operations for the three-month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


Note B -- Contingencies

In the normal course of business, the Company and its subsidiaries are parties to litigation. Management believes that these matters will be resolved with no material adverse impact on the financial position of the Company.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net sales during the first quarter ended March 31, 1997, increased 2% over the first quarter of 1996 to $126.4 million. Net sales for the first quarter of 1997 are the highest for any first quarter in the Company's history. Lighting Segment sales increased 3% over the first quarter of 1996, primarily due to increased volume in the Consumer Division. Compressor & Vacuum Pump Segment sales were up 1% for the quarter over 1996, due primarily to strength in the North American operations.

Net income for the first quarter of 1997 is $4.0 million, or 52% higher than the first quarter of 1996. The Lighting Segment operating income improved due to strength in the Consumer and C&I Divisions. Operating income for the Compressor & Vacuum Pump Segment increased in the first quarter of 1997 due to improved profitability, primarily in the European Segment. Lower interest expense also contributed to the increase in operating income as the Company continues to pay down long-term debt.

Cost of products sold as a percent of sales decreased to 69.7% in the 1997 first quarter from 71.6% for the comparable 1996 period. Gross margins in the Lighting Segment in 1997 have improved due to increased efficiencies and continued implementation of cost containment programs. Compressor & Vacuum Pump Segment margins are above prior-year levels due principally to lower material costs.

Selling, general, and administrative expense in the first quarter of 1997 was $1.2 million higher compared to the prior-year first quarter. SG&A expense as a percent of net sales was 24.0% in 1997 compared to 23.6% in 1996. In the Lighting Segment, SG&A expense increased primarily due to additional selling and information system expenditures to support the higher sales volume. SG&A expense in the Compressor & Vacuum Pump Segment declined in 1997, primarily due to reductions in administrative expenditures.

Interest expense for the first three months of 1997 was 16% lower than the comparable 1996 period. A decrease in long-term debt was the primary cause for the lower interest expense.

Working capital of $80.4 million at March 31, 1997, is 6% lower than the $85.8 million at December 31, 1996. Accounts receivable at March 31, 1997, have increased by 3% since December 31, 1996, due to seasonal factors in the Lighting Group; however, the number of days sales in receivables at March 31, 1997, compared to December 31, 1996, has improved to 48.1 days from 51.2 days. Inventory turnover at March 31, 1997, of 4.21 times per year has decreased slightly from the December 31, 1996, level of 4.34 times per year. The current ratio at March 31, 1997, was 1.96 compared to 2.02 at December 31, 1996.
Certain loan agreements of the Company include restrictions on working capital, operating leases, tangible net worth, and the payment of cash dividends and stock distributions. Under the most restrictive of these arrangements, retained earnings of $30.8 million are not restricted at March 31, 1997.

As of March 31, 1997, the Company had available credit of $62.7 million with banks under short-term borrowing arrangements and a revolving line of credit, $58.8 million of which was unused. Anticipated funds from operations, along with available short-term credit and other resources, are expected to be sufficient to meet cash requirements in the year ahead.


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

                            THOMAS INDUSTRIES INC.
                                                      Registrant


                                        /s/ Phillip J. Stuecker
                                       _______________________________________
                                       Phillip J. Stuecker, Vice President and
                                         Chief Financial Officer
Date         May 7, 1997