Form 10-Q
period 1997-06-30
THOMAS INDUSTRIES INC
filed 1997-08-14
CIK 97886

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [ X ]

For the quarterly period ended:              June 30, 1997

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

The number of shares outstanding of issuer's Common Stock, $1 par value, as of August 1, 1997, was 10,558,757 shares.


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)


                     THOMAS INDUSTRIES INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 (Dollars in Thousands Except Amounts Per Share)


                                                Three Months Ended               Six Months Ended
                                                     June 30                          June 30
                                                  1997       1996                1997        1996


Net sales                                      $139,989       $127,868        $266,345    $251,392
Cost of products sold                            96,449         90,659         184,548     179,064
                  Gross profit                   43,540         37,209          81,797      72,328


Other (income) expenses:
  Selling, general, and
    administrative expenses                      31,931         28,557          62,294      57,712
  Interest expense                                1,677          1,803           3,302       3,730
  Other                                            (274)          (268)           (358)       (438)
    Income before income taxes                   10,206          7,117          16,559      11,324
Income tax provision                              3,776          2,669           6,127       4,251
                    Net income                 $  6,430       $  4,448        $ 10,432    $  7,073

Per share amounts:
  Net income per share                             $.59           $.42            $.96        $.66
  Dividends declared per share                     $.10           $.10            $.20        $.20
  Weighted average number of common
    shares and common share equivalents      10,880,400     10,666,795      10,867,935  10,660,773


See notes to condensed consolidated financial statements.



                     THOMAS INDUSTRIES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                             (Unaudited)
                                                                               June 30       December 31
                                                                               1997             1996*
ASSETS
Current assets
  Cash and cash equivalents                                                     7,821          $ 18,826
  Accounts receivable, less allowance
      (1997--$2,281; 1996--$2,243)                                             76,531            68,239
  Inventories:
      Finished products                                                        38,863            33,072
      Raw materials                                                            20,101            21,622
      Work in process                                                          14,653            14,553
                                                                               73,617            69,247
  Assets held for disposition                                                     495               493
  Deferred income taxes                                                         7,160             7,167
  Other current assets                                                          6,551             6,392
                            Total current assets                              172,175           170,364
Property, plant, and equipment                                                154,896           149,719
  Less accumulated depreciation and amortization                               77,901            71,924
                                                                               76,995            77,795
Intangible assets--less accumulated amortization                               56,728            58,687
Other assets                                                                   13,669            12,804
                                    Total assets                             $319,567          $319,650

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Notes payable                                                              $ 10,649          $  6,986
          Accounts payable                                                     26,303            27,377
  Other current liabilities                                                    41,669            42,405
  Current portion of long-term debt                                             7,758             7,758
                       Total current liabilities                               86,379            84,526
Deferred income taxes                                                           8,398             8,603
        Long-term debt (less current portion)                                  54,902            62,632
        Minimum pension liability                                               2,154             2,154
     Other long-term liabilities                                                3,327             4,033
                               Total liabilities                              155,160           161,948


Shareholders' equity
  Preferred Stock, $1 par value,
  3,000,000 shares authorized--none issued
  Common Stock, $1 par value
  Shares authorized:  60,000,000
  Shares issued:  1997--11,581,403;
                  1996--11,549,940                                             11,581             11,550
  Capital surplus                                                             115,460            115,206
  Retained earnings                                                            58,741             50,420
  Minimum pension liability                                                      (780)              (780)
  Foreign currency translation                                                 (3,383)            (1,482)
  Less cost of treasury shares:
      (1997--1,023,646; 1996--1,023,646)                                      (17,212)           (17,212)
                      Total shareholders' equity                              164,407            157,702
      Total liabilities and shareholders' equity                             $319,567           $319,650

*Derived from the audited December 31, 1996, consolidated balance sheet.
 See notes to condensed consolidated financial statements.



                     THOMAS INDUSTRIES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in Thousands)

                                                                                    Six Months Ended
                                                                                         June 30
                                                                                    1997       1996
Cash flows from operating activities:                                              $ 10,432   $   7,073
  Net income
  Reconciliation of net income to net cash
  provided by operating activities:
      Depreciation and amortization                                                 8,561         8,401
      Deferred income taxes                                                          (152)         (423)
      Provision for losses on accounts receivable                                     197           319
      Gain on asset disposal                                                          (12)          (58)
      Changes in operating assets and liabilities,
      net of effects of acquisitions and dispositions:
        Accounts receivable                                                        (9,029)       (7,841)
        Inventories                                                                (5,380)       (2,158)
        Other current assets                                                         (177)        1,388
        Accounts payable                                                           (  239)       (2,543)
        Accrued expenses and other liabilities                                     (1,055)        1,593
        Other                                                                      (1,394)          235
          Net cash provided by operating activities                                 1,752         5,986

Cash flows from investing activities:
  Purchases of property, plant, and equipment                                      (7,476)      (7,534)
  Proceeds from sale of property, plant, and equipment                                 45          102
      Net cash used in investing activities                                        (7,431)      (7,432)

Cash flows from financing activities:
  Proceeds from short-term debt, net                                                4,328        1,136
  Payments on long-term debt                                                       (7,730)     (11,708)
  Dividends paid                                                                   (2,109)      (2,023)
  Other                                                                               185          749
Net cash used in financing
activities                                                                         (5,326)     (11,846)

        Decrease in cash and cash equivalents                                     (11,005)     (13,292)

          Cash and cash equivalents at beginning of year                           18,826       18,305

            Cash and cash equivalents at end of period                           $  7,821     $  5,013



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

The results of operations for the six-month period ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


Note B -- Contingencies

In the normal course of business, the Company and its subsidiaries are parties to litigation. Management believes that these matters will be resolved with no materially adverse impact on the financial position of the Company.



Item 2.  Management's Discussion and Analysis

Net sales during the second quarter ended June 30, 1997, increased 9% over the second quarter of 1996 to $140.0 million. For the six months ended June 30, 1997, net sales were 6% higher than the first half of 1996. Net sales for the second quarter and six month periods in 1997 are the highest for any comparable periods in the Company's history. Lighting Segment sales increased 12% for the second quarter over 1996, primarily attributable to strong performance in the Commercial & Industrial Indoor Division. Compressor and Vacuum Pump Segment sales were up 4% for the second quarter over 1996, due to increases in the North American Segment.

Net income for the 1997 second quarter and first half of $6.4 million and $10.4 million, respectively, is 45% and 47% higher than the comparable 1996 periods. The Lighting Segment operating income in the second quarter and first half of 1997 improved 54% and 63%, respectively, compared to last year primarily due to improvements in the Commercial and Industrial Indoor Division. Operating income for the Compressor and Vacuum Pump Segment for the 1997 second quarter and first half improved 18% and 14% over 1996 levels as both the North American and European Segments showed improvement.

Cost of products sold as a percent of sales was reduced to 68.9% and 69.3% for the 1997 second quarter and six months, respectively, versus 70.9% and 71.2% for the comparable 1996 periods. Gross margins in the both Segments in 1997 have improved due to increased manufacturing efficiencies and ongoing implementation of cost containment programs.

Selling, general, and administrative costs as a percent of sales of 22.8 % and
23.4 % in the second quarter and first half of 1997, respectively, were higher than the 22.3% and 23.0% figures for the comparable 1996 periods. Additional expenditures for information systems technology, including costs associated with Year 2000 software conversion requirements are the primary components of the increase.

Interest expense for the 1997 second quarter and first six months was less than comparable 1996 amounts by 7% and 11%, respectively. The reductions are attributed to lower short-term interest rates in Europe and a decrease in long-term debt.

Working capital of $85.8 million at June 30, 1997, is virtually unchanged from the amount at December 31, 1996. Accounts receivable at June 30, 1997, have increased by 12% since December 31, 1996, due to seasonal factors in the Lighting Group and the higher sales volume; however, the number of days sales in receivables at June 30, 1997, compared to December 31, 1996, has improved to
49.0 days from 51.2. Inventory turnover at June 30, 1997, of 4.40 times per year has improved over the December 31, 1996, level of 4.34 times per year. The current ratio at June 30, 1997, was 1.99 compared to 2.02 at December 31, 1996. Certain loan agreements of the Company include restrictions on working capital, operating leases, tangible net worth, and the payment of cash dividends and stock distributions. Under the most restrictive of these arrangements, retained earnings of $34 million are not restricted at June 30, 1997.

As of June 30, 1997, the Company had available credit of $42 million with banks under short-term borrowing arrangements and a revolving line of credit, $39 million of which was unused at June 30, 1997. Anticipated funds from operations, along with available short-term credit and other resources, are expected to be sufficient to meet cash requirements in the year ahead. Cash in excess of operating requirements will continue to be invested in high grade, short-term securities.



PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

        a.  A regular Annual Meeting of Shareholders was held on April 17, 1997.

        b. Class II Directors elected at the Annual Meeting of Shareholders were Timothy C. Brown, Wallace H. Dunbar, and Franklin J. Lunding, Jr. Directors whose term of office as a director continued after the meeting were Roger P. Eklund, H. Joseph Ferguson, Ralph D. Ketchum, Gene P. Gardner, Lawrence E. Gloyd, and William M. Jordan.
                                                                   c.
    The voting at the Annual Meeting of Shareholders was as follows:

                    Proposal No. 1 -- Election of Directors

                                                                For                 Withheld
                            Timothy C. Brown                  9,555,730             36,635
                            Wallace H. Dunbar                 9,557,272             35,093
                            Franklin J. Lunding, Jr.          9,556,782             35,583


            Proposal No. 2 -- Approval of business criteria and material terms relating to performance share awards to be granted under the Thomas Industries Inc. 1995 Incentive Stock Option Plan.

                                                              For              Against            Abstain
                                                              9,381,787        102,466            108,111


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

Date      August 14, 1997