Form 10-Q
period 1997-09-30
THOMAS INDUSTRIES INC
filed 1997-11-12
CIK 97886

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended:       September 30, 1997


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

The number of shares outstanding of issuer's Common Stock, $1 par value, as of November 1, 1997, was 10,570,089 shares.



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)


                       THOMAS INDUSTRIES INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                   (Dollars in Thousands Except Amounts Per Share)

                                                  Three Months Ended                  Nine Months Ended
                                                     September 30                        September 30
                                                    1997          1996                 1997         1996


Net sales                                         $141,204        $129,611           $407,549          $381,003
Cost of products sold                               97,023          90,423            281,571           269,487
Gross profit                                        44,181          39,188            125,978           111,516

Other (income) expenses:
  Selling, general, and
    administrative expenses                         32,015          28,583             94,309            86,295
  Interest expense                                   1,500           1,801              4,802             5,531
  Other                                               (461)           (503)              (819)             (941)
    Income before income taxes                      11,127           9,307             27,686            20,631
  Income tax provision                               4,102           3,405             10,229             7,656
                   Net income                     $  7,025        $  5,902           $ 17,457          $ 12,975
Per Share amounts:
  Net income per share                                $.43            $.37              $1.07              $.81
  Weighted average number of
    common shares and common
    share equivalents                           16,338,284      16,015,263         16,322,883        15,989,750


See notes to condensed consolidated financial statements.





                     THOMAS INDUSTRIES INC. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                               (Dollars in Thousands)

                                                                                       (Unaudited)
                                                                                 September 30      December 31
                                                                                     1997             1996*
ASSETS
Current assets
  Cash and cash equivalents                                                         $12,163          $ 18,826
  Accounts receivable, less allowance
    (1997--$2,220; 1996--$2,243)                                                     82,950            68,239
  Inventories:
    Finished products                                                                35,544            33,072
    Raw materials                                                                    22,329            21,622
    Work in process                                                                  15,302            14,553
                                                                                     73,175            69,247
  Deferred income taxes                                                               7,137             7,167
  Other current assets                                                                6,872             6,885
                            Total current assets                                    182,297           170,364

Property, plant and equipment                                                       158,617           149,719
  Less accumulated depreciation and amortization                                     80,915            71,924
                                                                                     77,702            77,795
Intangible assets--less accumulated amortization                                     56,062            58,687
Other assets                                                                         13,790            12,804
                                    Total assets                                   $329,851          $319,650

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Notes payable                                                                    $ 10,511          $  6,986
  Accounts payable                                                                   27,988            27,377
  Other current liabilities                                                          44,752            42,405
  Current portion of long-term debt                                                   7,758             7,758
                       Total current liabilities                                     91,009            84,526

Deferred income taxes                                                                 8,440             8,603
Long-term debt (less current portion)                                                54,874            62,632
Minimum pension liability                                                             2,154             2,154
Other long-term liabilities                                                           3,327             4,033
                               Total liabilities                                    159,804           161,948
Shareholders' equity
  Preferred Stock, $1 par value,
  3,000,000 shares authorized none issued
  Common Stock, $1 par value
  Shares authorized:  60,000,000
  Shares issued:  1997 17,375,136;
                  1996 17,324,910                                                    17,375            17,325
  Capital surplus                                                                   109,679           109,431
  Retained earnings                                                                  64,710            50,420
  Minimum pension liability adjustment                                                 (780)             (780)
  Foreign currency translation                                                       (3,725)           (1,482)
  Less cost of treasury shares
    (1997 1,535,469; 1996 1,535,469)                                                (17,212)          (17,212)
                      Total shareholders' equity                                    170,047           157,702
      Total liabilities and shareholders' equity                                   $329,851          $319,650


*Derived from the audited December 31, 1996, consolidated balance sheet.
 See notes to condensed consolidated financial statements.


                      THOMAS INDUSTRIES INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                               (Dollars in Thousands)

                                                                                      Nine Months Ended
                                                                                        September 30

                                                                                      1997          1996
Cash flows from operating activities:
  Net income                                                                         $17,457        $12,975
       Reconciliation of net income to net cash
   provided by operating activities:
   Depreciation and amortization                                                      12,517         12,515
   Deferred income taxes                                                                 (64)           (65)
   Provision for losses on accounts receivable                                           300            455
   Gain on asset disposal, net                                                          (830)          (143)
   Changes in operating assets and liabilities:
    Accounts receivable                                                              (15,706)       (10,415)
    Inventories                                                                       (5,189)           591
    Other current assets                                                                  56          2,819
     Accounts payable                                                                    817         (2,983)
     Accrued expenses and other liabilities                                            2,173         (1,812)
     Other                                                                              (905)        (1,093)
        Net cash provided by operating activities                                     10,626         12,844

Cash flows from investing activities:
  Purchases of property, plant, and equipment                                        (11,868)       (10,939)
  Proceeds from sale of property, plant, and equipment,
    and other assets                                                                     949            207

    Net cash used in investing activities                                            (10,919)       (10,732)

Cash flows from financing activities:
  Proceeds from short-term debt, net                                                   4,267            283
  Payments of long-term debt                                                          (7,758)       (11,721)
Dividends paid                                                                        (3,164)        (3,074)
      Other                                                                              285          1,080
           Net cash used in financing activities                                      (6,370)       (13,432)

      Decrease in cash and cash equivalents                                           (6,663)       (11,320)

        Cash and cash equivalents at beginning of year                                18,826         18,305

          Cash and cash equivalents at end of period                                  $12,163       $ 6,985


See notes to condensed consolidated financial statements.




                      THOMAS INDUSTRIES INC. AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A   Basis of Presentation

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

The results of operations for the nine-month period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


Note B   Contingencies

In the normal course of business, the Company and its subsidiaries are parties to litigation; and when costs can be reasonably estimated, the Company records appropriate liabilities for such matters.


Note C   Subsequent Events

On October 16, 1997, the Board of Directors authorized a three-for-two stock split to be effected in the form of a 50 percent stock dividend on all shares of Common Stock, payable December 1, 1997, for shareholders of record November 14, 1997. Also on October 16, 1997, the Board of Directors declared a cash dividend of 7-1/2 cents per post-split share which, due to the effect of the stock split, creates a 12-1/2 percent increase in the cash dividend. All share data included in these condensed consolidated financial statements have been restated to reflect this stock split.


Item 2.  Management's Discussion and Analysis

Net sales during the third quarter ended September 30, 1997, increased 9% over the third quarter 1996 to $141.2 million. For the nine months ended September 30, 1997, net sales were 7% higher than the first nine months of 1996. Net sales for the third quarter and nine-month periods in 1997 are the highest for any comparable periods in the Company's history. Lighting Segment sales in the third quarter 1997 increased 13% compared to the third quarter 1996, primarily due to strength in the Commercial & Industrial Indoor and Outdoor Divisions. Compressor and Vacuum Pump Segment sales decreased slightly in the third quarter compared to 1996, due primarily to weakness in the medical and refrigerant recovery markets.

Net income for the 1997 third quarter and first nine months, of $7.0 million and $17.5 million, respectively, is 19% and 35% higher than the comparable 1996 periods. Net income for the third quarter and nine-month periods in 1997 are the highest for any comparable periods in the Company's history. The Lighting Segment and the Compressor and Vacuum Pump Segment achieved higher operating profit levels in the third quarter of 1997 compared to 1996.

Cost of products sold as a percent of sales was 68.7% and 69.1% for the 1997 third quarter and nine months, respectively, versus 69.8% and 70.7% for the comparable 1996 periods. Operating income in the Lighting Segment for the third quarter and first nine months in 1997 improved 31% and 46%, respectively, due to the higher sales volume and improved efficiencies and the effect of cost reduction programs in the manufacturing operations. Compressor and Vacuum Pump Segment operating income for the third quarter and first nine months in 1997 improved 7% and 11%, respectively, primarily due to improved margins in European operations.

Selling, general, and administrative expense as a percent of sales of 22.7% and 23.1% in the third quarter and nine months of 1997, respectively, were higher than the 21.9% and 22.6% figures for the comparable 1996 periods. Additional expenditures for information systems technology, including costs associated with Year 2000 software conversion requirements, are the primary components of the increase.

Interest expense for the 1997 third quarter and first nine months was less than comparable 1996 amounts by 17% and 13%, respectively. The reductions are attributed to lower short-term interest rates in Europe and a decrease in long-term debt.

Working capital of $91.3 million at September 30, 1997, is 6.4% higher than the $85.8 million at December 31, 1996. Accounts receivable at September 30, 1997, have increased by 21.6% since December 31, 1996, due to seasonal factors in the Lighting Group. The number of days sales in receivables at September 30, 1997, was 52.2 days compared to 51.2 days at December 31, 1996. Inventory turnover at September 30, 1997, of 4.49 times per year has improved over the December 31, 1996, level of 4.34 times per year. The current ratio at September 30, 1997, is virtually unchanged at 2.00 compared to 2.02 at December 31, 1996. Certain loan agreements of the Company include restrictions on working capital, operating leases, tangible net worth, and the payment of cash dividends and stock distributions. Under the most restrictive of these arrangements, retained earnings of $38 million are not restricted at September 30, 1997.

As of September 30, 1997, the Company had available credit of $42 million with banks under short-term borrowing arrangements and a revolving line of credit, $39 million of which was unused at September 30, 1997. Anticipated funds from operations, along with available short-term credit and other resources, are
expected to be sufficient to meet cash requirements in  the year ahead.   Cash
in excess of operating requirements will continue to be invested in high grade, short-term securities.

On October 16, 1997, the Board of Directors authorized a three-for-two stock split on all shares of Common Stock, payable December 1, 1997, for shareholders of record November 14, 1997. For every two shares of the Company's Common Stock held on the record date, the holder will receive one additional share. This action is intended to increase the liquidity of the stock of the Company and create an expanded universe of potential stockholders. Also on October 16, 1997, the Board of Directors declared a cash dividend of 7-1/2 cents per post-split share which, due to the effect of the stock split creates a 12-1/2 percent increase in the cash dividend.



PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

           (a) Exhibits

             (27)  Financial Data Schedule

            (b) No reports on Form 8-K were filed during this quarter.



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


Date:      November 10, 1997