Form 10-K405
period 1997-12-31
THOMAS INDUSTRIES INC
filed 1998-03-20
CIK 97886

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended:    December 31, 1997


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

As of March 9, 1998, 15,865,122 shares of the registrant's Common Stock were outstanding.

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 9, 1998, was approximately $357,956,815.

Portions of the Proxy Statement for the Annual Meeting of Shareholders on April 16, 1998, are incorporated by reference in Part III of this report.

Portions of the Annual Report to Shareholders for fiscal year ended December 31, 1997, are incorporated by reference in Parts I and II of this report.

                                  Page 1 of 81

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

     Thomas is the leading supplier to the original equipment manufacturer (OEM) medical market and a significant participant in a variety of other OEM compressor and vacuum pump markets. Operations of the Compressor & Vacuum Pump Segment help the Company moderate the impact of the Lighting Segment's vulnerability to construction and economic cycles.

  b. Financial Information about Industry Segments.

     The information required by this item is set forth in Exhibit 13 under the heading "Notes to Consolidated Financial Statements," which information is contained in the Company's Annual Report to Shareholders and incorporated herein by reference.

  c. Narrative Description of Business.

     The Company operates two core businesses organized as a lighting segment which includes consumer, commercial, industrial, and outdoor lighting products; and a Compressor & Vacuum Pump segment which includes applications for industrial, medical, and laboratory markets. The Company designs, manufactures, markets, and sells these products. The Company operates numerous divisions and subsidiaries, with facilities throughout the U.S. and operations in Canada, Germany, and Mexico. The Company also maintains sales offices in Brazil, England, Italy, Hong Kong, Japan, and Taiwan and has joint ventures in the U.S. and Canada with a German company and a Belgian company. The Company maintains corporate offices in Louisville, Kentucky.



ITEM 1.  (Continued)

     Lighting Segment

       The Company's consumer lighting products are designed for a broad range of applications. The Company stresses product development to meet
       changing needs and demands.   The Company  typically targets the more
       upscale, single-family market but also has a line for the do-it-yourself segment. The Company also is strongly involved in the replacement lighting market, which is a growing component of the overall lighting industry.

       Consumer lighting fixtures are manufactured and sold in the U.S., Canada, and Mexico under the Thomas, Starlight, Capri, and Do-It-Yourself trade names; and those trade names are recognized as important to this Segment's business. The Company's consumer lighting line includes high-style chandeliers and bathroom fixtures, plus quality lighting products for foyers, dining rooms, living rooms, entertainment areas, kitchens, bedrooms, and outdoors. These products are distributed throughout the United States and Canada through a network of electrical distributors, lighting showrooms, and home centers, which, in turn, sell to electrical contractors, builders, and consumers.

       The Company is one of the leading manufacturers in North America of commercial and industrial lighting products, including track, recessed, fluorescent, high-intensity discharge ("HID"), and flexible wiring systems. These products are manufactured in the U.S., Canada, and Mexico under the trade names Thomas, C&M, Capri, Day-Brite, Electro/Connect, Emco, Gardco, Lumec, Matrix, McPhilben, and Omega trade names; and those trade names are recognized as important to this Segment's business. The Commercial and Industrial product line includes a broad range of fixtures for both indoor and outdoor applications including fluorescent, HID, track, downlighting, flexible wiring systems, outdoor area flood, parking, and path lighting, tunnel and street lighting, and micro processor controls. The Company stresses product development in order to provide innovative, efficient solutions to lighting needs. The Company's products are utilized in a variety of applications, including those in office, education, retail, health care, hospitality, industry, and municipal market segments.

       The Lighting Segment accounted for 68 percent of the Company's sales in 1997, compared to 67 percent in 1996 and 68 percent in 1995.

     Compressors and Vacuum Pumps Segment

       This Segment includes compressors and vacuum pumps manufactured under the Thomas and Welch names in the U.S. and ASF/Thomas in Europe. Thomas specializes in compressor applications below the 1.5 horsepower range for use in the finished products of other domestic or foreign manufacturers and in the manufacture of high vacuum systems for laboratory and chemical
       markets.  Such compressors and vacuum   pumps   are  used  in  medical
       equipment, vending  machines,

ITEM 1.  (Continued)

       photocopiers, computer tape drives, automotive and transportation equipment, liquid dispensing applications, gasoline vapor and refrigerant recovery, waste disposal, and laboratory equipment. Thomas is the major compressor and vacuum pump participant in the medical OEM
       industry worldwide.   The Company offers a wide selection of standard air
       compressors and vacuum pumps and will modify or design its products to meet exacting OEM applications. Its products also are manufactured for private-label sale in the construction, laboratory, and chemical markets.


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

       The Compressors and Vacuum Pumps Segment accounted for 32 percent of the Company's sales in 1997, compared to 33 percent in 1996 and 32 percent in 1995.

                              ---------------------

     No single customer of the Company accounted for 10 percent or more of consolidated net sales or 10 percent or more of any segment's net sales in 1997, and no material part of the business is dependent upon a single customer the loss of which could have a materially adverse effect on the business of the Company.

     The backlog of unshipped orders was $90 million at December 31, 1997--46 percent Lighting and 54 percent Compressors and Vacuum Pumps--and $92 million at December 31, 1996--42 percent Lighting and 58 percent Compressors and Vacuum Pumps. The Company believes substantially all of


ITEM 1.  (Continued)

     such orders are firm, although some orders are subject to cancellation. Substantially all of these orders are expected to be filled in 1998.

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

     During 1997, the Company spent $14.9 million on research activities relating to the development of new products and the improvement of existing products. Substantially all of this amount was Company-sponsored activity. During 1996, the Company spent $14.3 million on these activities and during 1995, $13.4 million.

     Continued compliance with present and reasonably expected federal, state, and local environmental regulations is not expected to have any material effect upon capital expenditures, earnings, or the competitive position of the Company and its subsidiaries.

     The Company employed approximately 3,200 people at December 31, 1997.

  d. Financial Information about Foreign and Domestic Operations and Export
     Sales.

     See Notes to Consolidated Financial Statements, as set forth in Exhibit 13, which information is contained in the Company's 1997 Annual Report to Shareholders, and incorporated herein by reference, for financial information about foreign and domestic operations. Export sales for the

ITEM 1.  (Continued)

     years 1997, 1996, and 1995, were $45,900,000, $41,400,000, and $40,900,000 respectively.

  e. Executive Officers of the Registrant.


                                                                                      Year
                                       Office or Position                      First Elected
           Name                          with Company                  Age     as an Officer

   Timothy C. Brown                    Chairman of the Board,           47           1984
                                       President, Chief Executive
                                       Officer, Chairman of the
                                       Executive Committee, and
                                       Director

   Richard J. Crossland                Vice President; Lighting         54           1994
       (A)                             Group Manager

   Cliff C. Moulton                    Vice President,                  50           1993
       (B)                             Business Development

   Phillip J. Stuecker                 Vice President of Finance,       46           1984
                                       Chief Financial Officer,
                                       and Secretary

   Ronald D. Schneider                 Vice President; General          47           1992
      (C)                              Manager, Commercial &
                                       Industrial Lighting Business
                                       Unit

   Gilbert R. Grady, Jr.               Vice President, Corporate        61           1981
                                       Human Resources

   Bernard R. Berntson                 Vice President; General          58           1992
            (D)                        Manager, North American
                                       Compressor & Vacuum Pump Group

   Peter H. Bissinger                  Vice President; General          52           1992
            (E)                        Manager, European
                                       Compressor & Vacuum Pump Group

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

Item 1.  (Continued)

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

  (D)   Bernard R. Berntson was elected an officer effective December 14, 1992.
        Mr. Berntson had held the position of General Manager of the North
        American Compressor & Vacuum Pump Group since 1987.

  (E) Peter H. Bissinger was elected an officer effective December 14, 1992, in addition to his position of President of ASF/Thomas GmbH, a wholly owned subsidiary of the Company. Mr. Bissinger had held the position of President of ASF GmbH since 1979.


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

                             Number
                         of Facilities    Combined
         Segment         Owned  Leased   Square Feet   Nature of Facilities

        Lighting           8      5       1,706,187    Manufacturing plants
                           3      3         608,566    Distribution centers
                           0      3          64,525    Administrative offices
        Compressors
          and Vacuum       3      4         659,464    Manufacturing plants
          Pumps            0      3          11,440    Distribution centers

        Corporate          0      2          16,186    Corporate headquarters
                           2      1         279,700    Leased to third parties
                           2      0         210,200    Property for sale


ITEM 3.  LEGAL PROCEEDINGS

  In the normal course of business, the Company is a party to legal proceedings and claims. When costs can be reasonably estimated, appropriate liabilities for such matters are recorded. While management currently believes the amount of ultimate liability, if any, with respect to these actions will not materially affect the financial position, results of operations, or liquidity of the Company, the ultimate outcome of any litigation is uncertain. Were an unfavorable outcome to occur, the impact could be material to the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None



PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

  The information required by this item is set forth in Exhibit 13 under the headings "Common Stock Market Prices and Dividends," and "Notes to Consolidated Financial Statements," which information is contained in the Company's 1997 Annual Report to Shareholders and incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

  The information required by this item is set forth in Exhibit 13 under the heading "Five-Year Summary of Operations and Statistics," which information is contained in the Company's 1997 Annual Report to Shareholders and incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information required by this item is set forth in Exhibit 13 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," which information is contained in the Company's 1997 Annual Report to Shareholders and incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information required by this item is set forth in Exhibit 13 under the headings "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements" which information is contained in the Company's 1997 Annual Report to Shareholders and incorporated herein by reference. The

ITEM 8.  (Continued)

  Report of Independent Auditors is also set forth in Exhibit 13 and hereby incorporated herein by reference.

  The supplementary data regarding quarterly results of operations is set forth in Exhibit 13 under the heading "Notes to Consolidated Financial Statements," which information is contained in the Company's 1997 Annual Report to Shareholders and incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None. Reference is made to registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 16, 1998, under the heading "Auditors."

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  a.  Directors of the Company

     The information required by this item is set forth in registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 16, 1998, under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference.

 b.  Executive Officers of the Company

     Reference is made to "Executive Officers of the Registrant" in Part I, Item 1.e.


ITEM 11.  EXECUTIVE COMPENSATION

 The information required by this item is set forth in registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 16, 1998, under the headings "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Board of Directors," which information is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 The information required by this item is set forth in registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 16, 1998, under the heading "Securities Beneficially Owned by Principal Shareholders and Management," which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 The information required by this item is set forth in registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 16, 1998, under the headings "Board of Directors" and "Compensation Committee Interlocks and Insider Participation," which information is incorporated herein by reference.


PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 a.  (1) Financial Statements

     The following consolidated financial statements of Thomas Industries Inc. and subsidiaries, included in the Company's 1997 Annual Report to Shareholders, are included in Part II, Item 8:

          Consolidated Balance Sheets--December 31, 1997 and 1996
            Consolidated Statements of Income--Years ended December 31, 1997,
              1996, and 1995
            Consolidated Statements of Shareholders' Equity--Years ended
              December 31, 1997, 1996, and 1995
            Consolidated Statements of Cash Flows--Years ended December 31,
              1997, 1996, and 1995
            Notes to Consolidated Financial Statements--December 31, 1997

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

      3(b)             Bylaws, as amended December 10, 1997.

      4(a) Note Agreement dated January 19, 1990, by and among the Company and its Day-Brite Lighting, Inc., subsidiary, Allstate Life Insurance Company, and other investors filed as Exhibit 4 to

ITEM 14.  (Continued)

        Exhibit No.                         Exhibit

                       registrant's report on Form 10-K dated March 22, 1990, hereby incorporated by reference.

                       Copies of debt instruments for which the related debt is less than 10% of consolidated total assets will be furnished to the Commission upon request.

      4(b) Rights Agreement filed as Exhibit 1 to registrant's report on Form 8-K dated December 12, 1997, hereby incorporated by reference.

     10(a)             Employment Agreement with Phillip J. Stuecker filed as
                       Exhibit 3(j) to registrant's report on Form 10-Q dated November 11, 1988, hereby incorporated by reference.

     10(b)             Employment Agreement with Cliff C. Moulton filed  as
                       Exhibit 10(b) to registrant's report on Form 10-K dated March 25, 1993, hereby incorporated by reference.

     10(c)             Employment Agreement with Richard J. Crossland filed as
                       Exhibit 10(c) to registrant's report on Form 10-K dated March 22, 1995, hereby incorporated by reference.

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

     10(g) 1987 Incentive Stock Plan as Amended, filed as Annex A to the registrant's Proxy Statement on March 17, 1989, hereby incorporated by reference.

     10(h) Nonemployee Director Stock Option Plan as Amended and Restated as of February 5, 1997, filed as
ITEM 14.  (Continued)

     Exhibit No.                         Exhibit

                       Exhibit 10(h) to registrant's report on Form 10-K dated March 20, 1997, hereby incorporated by reference.

     10(i) 1995 Incentive Stock Plan as Amended and Restated as of December 11, 1996, filed as Exhibit 10(i) to registrant's report on Form 10-K dated March 20, 1997, hereby incorporated by reference.

     10(j) Employment Agreement with Timothy C. Brown dated January 29, 1997, filed as Exhibit 10(j) to registrant's report on Form 10-K dated March 20, 1997, hereby incorporated by reference.

     13 Certain portions of the Company's 1997 Annual Report to Shareholders as specified in Parts I and II, hereby incorporated by reference in this Annual Report on Form 10-K.

     21                Subsidiaries of the Registrant.

     23(a)             Consent of Ernst & Young LLP.

     23(b)             Consent of KPMG Peat Marwick LLP.

     27                Financial Data Schedule.

 Reports on Form 8-K

     During the fourth quarter of 1997, the Company filed the following reports on Form 8-K:

     Form 8-K dated October 16, 1997.

        Item 5.  Other Events   Three-for-two  stock split on all shares of
                                Common Stock.

     Form 8-K dated December 12, 1997.

        Item 5.  Other Events   Shareholder Rights Plan adopted.

 Exhibits

     The exhibits filed as part of this Annual Report on Form 10-K are as specified in Item 14(a)(3) herein.





                           S  I  G  N  A  T  U  R  E S


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                    THOMAS INDUSTRIES INC.


Date:  March 19, 1998               By  /s/ Timothy C. Brown
                                       Timothy C. Brown, Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                            Title                   Date



/s/ Timothy C. Brown                 Chairman of the Board;          3/19/98
Timothy C. Brown                     President; Chief Executive
                                     Officer; Director
                                     (Principal Executive Officer)

/s/ Phillip J. Stuecker              Vice President of Finance;       3/19/98
Phillip J. Stuecker                  Chief Financial Officer;
                                     Secretary
                                     (Principal Financial Officer)

/s/ Ronald D. Wiseman                Controller; Assistant           3/19/98
Ronald D. Wiseman                    Secretary
                                     (Principal Accounting Officer)


/s/ Wallace H. Dunbar                Director                        3/19/98
Wallace H. Dunbar



/s/ H. Joseph Ferguson                Director                        3/19/98
H. Joseph Ferguson



/s/ Gene P. Gardner                   Director                        3/19/98
Gene P. Gardner


Signatures (Continued)

        Signature                            Title                   Date



/s/ Lawrence E. Gloyd                 Director                        3/19/98
Lawrence E. Gloyd



/s/ William M. Jordan                 Director                        3/19/98
William M. Jordan



/s/ Ralph D. Ketchum                  Director                        3/19/98
Ralph D. Ketchum



/s/ Franklin J. Lunding, Jr.          Director                        3/19/98
Franklin J. Lunding, Jr.



/s/ Anthony A. Massaro               Director                        3/19/98
Anthony A. Massaro










                         Report of Independent Auditors

                         Report of Independent Auditors




The Board of Directors and Shareholders
Thomas Industries Inc.


We have audited the consolidated balance sheet of Thomas Industries Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. Our audits also included the 1997 and 1996 financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits. The financial statements and schedule of Thomas Industries Inc. and subsidiaries for the year ended December 31, 1995, were audited by other auditors whose report dated February 7, 1996, expressed an unqualified opinion on those statements and schedule.

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

In our opinion, the 1997 and 1996 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Thomas Industries Inc. and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related 1997 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                      /S/ Ernst & Young LLP




Louisville, Kentucky
February 11, 1998

                          Independent Auditors' Report



The Board of Directors and Shareholders
Thomas Industries Inc.


We have audited the accompanying consolidated statements of income, shareholders' equity, and cash flows of Thomas Industries Inc. and subsidiaries for the year ended December 31, 1995. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the financial statement schedule for the year ended December 31, 1995, as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Thomas Industries Inc. and subsidiaries for the year ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                               /S/ KPMG Peat Marwick LLP

Louisville, Kentucky
February 6, 1998