Form 10-Q
period 1998-03-31
THOMAS INDUSTRIES INC
filed 1998-05-14
CIK 97886

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 1998



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

The number of shares outstanding of issuer's Common Stock, $1 par value, as of May 1, 1998, was 15,867,553 shares.


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)


THOMAS INDUSTRIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in Thousands Except Amounts Per Share)

                                                         Three Months Ended
                                                              March 31
                                                          1998       1997


Net sales                                               $141,924   $126,356
Cost of products sold                                     98,256     88,099
               Gross profit                               43,668     38,257


Other (income) expense:
  Selling, general, and
    administrative expenses                               33,772     30,363
  Interest expense                                         1,480      1,625
  Other                                                       82        (84)
Income before income taxes                                 8,334      6,353
  Income tax provision                                     3,084      2,351
               Net income                               $  5,250   $  4,002


Per Common Share amounts:
  Net income per share
    Basic                                                   $.33       $.25
    Diluted                                                 $.32       $.25
  Dividends declared per share                             $.075      $.067

Weighted average number of shares outstanding
  Basic                                                 15,864,291   15,818,603
  Diluted                                               16,405,187   16,160,044


See notes to condensed consolidated financial statements.


                     THOMAS INDUSTRIES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                                                           (Unaudited)
                                                                            March 31            December 31
ASSETS                                                                        1998                 1997*


Current assets
  Cash and cash equivalents                                                 $ 14,304              $ 17,352
  Accounts receivable, less allowance
    (1998--$2,338; 1997--$2,046)                                              80,374                71,385
  Inventories:
    Finished products                                                         37,724                35,472
    Raw materials                                                             22,924                15,036
    Work in process                                                           14,325                23,620
                                                                              74,973                74,128
  Deferred income taxes                                                        6,548                 6,694
  Other current assets                                                         7,502                 7,052
                            Total current assets                             183,701               176,611

Property, plant and equipment                                                158,285               154,977
  Less accumulated depreciation and amortization                              78,547                74,780
                                                                              79,738                80,197
Intangible assets--less accumulated amortization                              55,758                56,333
Other assets                                                                  14,756                14,498
                                    Total assets                            $333,953              $327,639

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Notes payable                                                             $ 21,201              $  2,564
  Accounts payable                                                            27,042                31,094
  Other current liabilities                                                   38,434                42,835
  Current portion of long-term debt                                            7,850                 7,860
                       Total current liabilities                              94,527                84,353
Deferred income taxes                                                          8,761                 8,802
Long-term debt (less current portion)                                         47,246                55,006
Minimum pension liability                                                      2,448                 2,448
Other long-term liabilities                                                    3,625                 3,625
                             Total liabilities                               156,607               154,234
Shareholders' equity
  Preferred Stock, $1 par value,
  3,000,000 shares authorized--none issued
  Common Stock, $1 par value
  Shares authorized:  60,000,000
  Shares issued: 1998--17,400,159; 1997--17,394,198                           17,400                17,394
  Capital surplus                                                            109,814               109,750
  Retained earnings                                                           72,593                68,533
  Accumulated other comprehensive income                                      (5,261)               (5,060)
  Less cost of treasury shares:
    (1998--1,534,400; 1997--1,535,469)                                       (17,200)              (17,212)
                      Total shareholders' equity                             177,346               173,405
      Total liabilities and shareholders' equity                            $333,953              $327,639

*Derived from the audited December 31, 1997, consolidated balance sheet.
 See notes to condensed consolidated financial statements.


                     THOMAS INDUSTRIES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in Thousands)
                                                                                  Three Months Ended
                                                                                        March 31
                                                                                 1998             1997


Cash flows from operating activities:
  Net income                                                                    $ 5,250          $ 4,002
  Reconciliation of net income to net cash
    used in operating activities:
       Depreciation and amortization                                              4,530            4,295
       Deferred income taxes                                                        110               69
       Provision for losses on accounts receivable                                  127               73
       (Gain) loss on asset disposal, net                                            (7)               0

       Changes in operating assets and liabilities,
         net of effects of acquisitions and
       dispositions:
              Accounts receivable                                                (9,184)          (2,850)
              Inventories                                                        (1,016)          (4,007)
              Other current assets                                                 (455)            (822)
              Accounts payable                                                   (4,023)          (4,767)
              Accrued expenses and other liabilities                             (4,254)            (626)
              Other                                                                (355)          (1,333)
                Net cash used in operating activities                            (9,277)          (5,966)

Cash flows from investing activities:
  Purchase of property, plant, and equipment                                     (3,700)          (3,950)
  Proceeds from sale of property, plant, and
    equipment                                                                        20               20
            Net cash used in investing activities                                (3,680)          (3,930)

Cash flows from financing activities:
  Proceeds from short-term debt, net                                             18,708            5,841
  Payments on long-term debt, net                                                (7,770)          (7,730)
  Dividends paid                                                                 (1,189)          (1,053)
  Other                                                                              82              151
           Net cash provided by (used in)
             financing activities                                                 9,831           (2,791)
  Effect of exchange rate changes on cash                                            78                0

Decrease in cash and cash equivalents                                            (3,048)         (12,687)

Cash and cash equivalents at beginning of period                                 17,352           18,826

       Cash and cash equivalents at end of period                               $14,304          $ 6,139



See notes to condensed consolidated financial statements.


                     THOMAS INDUSTRIES INC. AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note A - Basis of Presentation

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

The results of operations for the three-month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


Note B - Contingencies

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


Note C - Comprehensive Income

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. SFAS 130 requires unrealized gains or losses on the Company's foreign currency translation and minimum pension liability adjustments, which, prior to adoption, were reported separately in shareholders' equity to be included in other comprehensive income.

During the first quarter of 1998 and 1997, total comprehensive income was $5,049,000 and $2,602,000, respectively.

Disclosure of accumulated balances of other comprehensive income:

                                                            Minimum           Foreign        Accumulated Other
                                                            Pension           Currency          Comprehensive
                                                           Liability        Translation             Income


Beginning balance                                           ($473,000)       ($4,587,000)        ($5,060,000)
Current-year other comprehensive income                         --              (201,000)           (201,000)
Ending balance                                              ($473,000)       ($4,788,000)        ($5,261,000)


Note D - Subsequent Event

On April 29, 1998, the Board of Directors of the Company unanimously approved a definitive agreement whereby the Company would contribute substantially all of its lighting assets and related liabilities to a joint venture with The Genlyte Group Incorporated. Additional details are contained in the Company's Form 8-K filed April 29, 1998.


Item 2. Management's Discussion and Analysis of Financial Position and Results of Operations.

Net sales during the first quarter ended March 31, 1998, increased 12.3% over the first quarter 1997 to $141.9 million. Net sales for the first quarter of 1998 were the highest for any first quarter in the Company's history. Lighting Segment sales increased 12.7% over the first quarter of 1997, as all product groups within the Segment reported increases. Compressor & Vacuum Pump Segment sales were up 11.6% for the first quarter over 1997, due primarily to strength in shipments to the medical market in North America.

Net income for the first quarter of 1998, was $5.3 million or 31.2% higher than the first quarter of 1997. The Lighting Segment operating income improved due to strength in the Outdoor and Accent Divisions. Operating income for the Compressor & Vacuum Pump Segment increased in the first quarter of 1998 due to improvement primarily in the European Segment. Lower interest expense also contributed to the increase in net income as the Company continues to pay down long-term debt.

Cost of products sold as a percent of sales decreased to 69.2% in the 1998 first quarter from 69.7% for the comparable 1997 period. Gross margins in the Lighting Segment in 1998 improved due to increased efficiencies and continued implementation of cost containment programs. Compressor and Vacuum Pump Segment margins were slightly below prior year levels due principally to a less favorable product mix.

Selling, general, and administrative expense in the first quarter of 1998 was $3.4 million higher compared to the prior-year first quarter. SG&A expense as a percent of net sales was 23.8% in 1998 compared to 24.0% in 1997. In the Lighting Segment, SG&A expense increased primarily due to additional selling, commission, and shipping expenditures to support the higher sales volume. SG&A expense in the Compressor & Vacuum Pump Segment increased in 1998 primarily due to additional engineering and administrative expenditures to support the higher sales volume.

Interest expense for the first three months of 1998 was 8.9% lower than the comparable 1997 period. A decrease in long-term debt was the primary cause for the lower interest expense.

Working capital of $89.2 million at March 31, 1998, was 3.4% lower than the $92.3 million at December 31, 1997. Accounts receivable at March 31, 1998, increased by 12.6% since December 31, 1997, due to seasonal factors and the increased sales volume. The number of days sales in receivables at March 31, 1998, increased to 50.1 days from 48.3 days at December 31, 1997. Inventory increased 1.1% from December 31, 1997, to $75.0 million at March 31, 1998. Inventory turnover at March 31, 1998, of 4.59 times per year improved slightly from the December 31, 1997, level of 4.53 times per year. The current ratio at March 31, 1998, was 1.94 compared to 2.09 at December 31, 1997. Certain loan agreements of the Company include restrictions on working capital, operating leases, tangible net worth, and the payment of cash dividends and stock distributions. Under the most restrictive of these arrangements, retained earnings of $44.4 million are not restricted at March 31, 1998.

As of March 31, 1998, the Company had available credit of $11.7 million with banks under short-term borrowing arrangements, $10.6 million of which was unused, and a $30.0 million revolving line of credit that expires in 2002, which was unused. Anticipated funds from operations, along with available short-term credit, are expected to be sufficient to meet cash requirements in the year ahead. Cash in excess of operating requirements will continue to be invested in high grade, short-term securities.

On April 29, 1998, the Board of Directors of the Company unanimously approved a definitive agreement whereby the Company would contribute substantially all of its lighting assets and related liabilities to a joint venture with The Genlyte Group Incorporated. Additional details are contained in the Company's Form 8-K filed April 29, 1998.


PART II.  OTHER INFORMATION

Item 5.   Other Information

On April 29, 1998, the Board of Directors of the Company unanimously approved a definitive agreement whereby the Company would contribute substantially all of its lighting assets and related liabilities to a joint venture with The Genlyte Group Incorporated. Additional details are contained in the Company's Form 8-K filed April 29, 1998.

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

Date      May 13, 1998