Form 10-K405/A
period 1997-12-31
THOMAS INDUSTRIES INC
filed 1998-07-21
CIK 97886

FORM 10-K/A
                                 (Amendment No. 1)


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



                                              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                     Thomas Industries Inc. and Subsidiaries
                                                           December 31, 1997

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

Year ended December 31, 1997

Allowance for doubtful accounts                         $2,243,000         $441,000                       $638,000(1)     $2,046,000
Allowance for obsolete and slow moving inventory         8,871,000        1,420,000                      4,773,000(2)      5,518,000
                                                       $11,114,000       $1,861,000                      5,411,000        $7,564,000


Year ended December 31, 1996

Allowance for doubtful accounts                         $2,014,000         $451,000                       $222,000(1)     $2,243,000
Allowance for obsolete and slow moving inventory         7,751,000        3,260,000                      2,140,000(2)      8,871,000
                                                        $9,765,000       $3,711,000                     $2,362,000       $11,114,000

Year ended December 31, 1995

Allowance for doubtful accounts                         $1,773,000         $519,000                       $278,000(1)     $2,014,000
Allowance for obsolete and slow moving inventory         5,724,000        4,004,000                      1,977,000(2)      7,751,000
                                                        $7,497,000       $4,523,000                     $2,255,000        $9,765,000



(1) Uncollectible accounts written off, less recoveries on accounts previously written off and effect of translation in accordance with SFAS No. 5

(2) Disposal of obsolete inventory and effect of translation in accordance with SFAS No. 52.


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

Date      July 9, 1998