Form 10-Q
period 1998-06-30
THOMAS INDUSTRIES INC
filed 1998-08-11
CIK 97886

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-Q


(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [ X ]

For the quarterly period ended:              June 30, 1998


                                       OR

TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934  [   ]

      For the transition period from________________________to____________


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

The number of shares outstanding of issuer's Common Stock, $1 par value, as of August 1, 1998, was 15,875,042 shares.











                                   Page 1 of 8
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)


                     THOMAS INDUSTRIES INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 (Dollars in Thousands Except Amounts Per Share)


                                                 Three Months Ended               Six Months Ended
                                                     June 30                          June 30


                                                        1998      1997               1998        1997

Net sales                                          $143,057       $139,989           $284,981    $266,345
Cost of products sold                                97,884         96,449            196,140     184,548
                  Gross profit                       45,173         43,540             88,841      81,797


Other (income) expenses:
  Selling, general, and
    administrative expenses                          32,345         31,931             66,117      62,294
  Interest expense                                    1,587          1,677              3,067       3,302
  Other                                                 329           (274)               411        (358)
    Income before income taxes                       10,912         10,206             19,246      16,559
Income tax provision                                  4,037          3,776              7,121       6,127
                    Net income                     $  6,875       $  6,430           $ 12,125    $ 10,432

Per share amounts:
  Net income per share
  Basic                                                $.43           $.41               $.76        $.66
  Diluted                                              $.42           $.39               $.74        $.64
Dividends declared per share                          $.075          $.067              $.150       $.133
  Weighted average number of
    shares outstanding
      Basic                                      15,873,756     15,835,425         15,869,024  15,826,821
      Diluted                                    16,524,038     16,320,600         16,474,116  16,301,903



See notes to condensed consolidated financial statements.






                     THOMAS INDUSTRIES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                          (Unaudited)

                                                                            June 30          December 31
                                                                              1998              1997*
ASSETS
Current assets
  Cash and cash equivalents                                                   $ 9,746          $ 17,352
  Accounts receivable, less allowance
      (1998--$2,266; 1997--$2,046)                                             85,826            71,385
  Inventories:
      Finished products                                                        40,187            35,472
      Raw materials                                                            24,835            23,620
      Work in process                                                          13,819            15,036
                                                                               78,841            74,128
  Deferred income taxes                                                         6,346             6,694
  Other current assets                                                          8,916             7,052
                            Total current assets                              189,675           176,611
Property, plant, and equipment                                                161,297           154,977
  Less accumulated depreciation and amortization                               81,905            74,780
                                                                               79,392            80,197
Intangible assets--less accumulated amortization                               55,206            56,333
Other assets                                                                   14,644            14,498
                                    Total assets                             $338,917          $327,639


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Notes payable                                                              $ 20,426          $  2,564
  Accounts payable                                                             26,108            31,094
  Other current liabilities                                                    39,006            42,835
  Current portion of long-term debt                                             7,813             7,860
                       Total current liabilities                               93,353            84,353
Deferred income taxes                                                           8,779             8,802
        Long-term debt (less current portion)                                  48,511            55,006
        Minimum pension liability                                               2,448             2,448
        Other long-term liabilities                                             3,336             3,625
                               Total liabilities                              156,427           154,234


Shareholders' equity
  Preferred Stock, $1 par value,
  3,000,000 shares authorized--none issued
  Common Stock, $1 par value
  Shares authorized:  60,000,000
  Shares issued:  1998 17,407,352;
                  1997 17,394,198                                              17,407            17,394
  Capital surplus                                                             109,865           109,750
  Retained earnings                                                            78,278            68,533
  Accumulated other comprehensive income                                       (5,861)           (5,060)
  Less cost of treasury shares:
      (1998 1,534,400; 1997 1,535,469)                                        (17,199)          (17,212)
                      Total shareholders' equity                              182,490           173,405
      Total liabilities and shareholders' equity                             $338,917          $327,639


*Derived from the audited December 31, 1997, consolidated balance sheet.
 See notes to condensed consolidated financial statements.


                     THOMAS INDUSTRIES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in Thousands)

                                                                                   Six Months Ended
                                                                                        June 30
                                                                                     1998       1997
Cash flows from operating activities:                                              $ 12,125      $ 10,432
  Net income
  Reconciliation of net income to net cash
  provided by (used in) operating activities:
      Depreciation and amortization                                                 9,017           8,561
      Deferred income taxes                                                           945            (152)
      Provision for losses on accounts receivable                                     485             197
      Gain on asset disposal, net                                                     (15)            (12)
      Changes in operating assets and liabilities,
      net of effects of acquisitions and dispositions:
        Accounts receivable                                                       (15,230)         (9,029)
        Inventories                                                                (4,961)         (5,380)
        Other current assets                                                       (1,891)           (177)
        Accounts payable                                                           (4,891)           (239)
        Accrued expenses and other liabilities                                     (4,640)         (1,055)
        Other                                                                          59          (2,265)
          Net cash provided by (used in)
          operating activities                                                     (8,997)            881

Cash flows from investing activities:
  Purchases of property, plant, and equipment                                      (7,640)         (7,476)
  Proceeds from sale of property, plant, and equipment                                185              45
      Net cash used in investing activities                                        (7,455)         (7,431)

Cash flows from financing activities:
  Proceeds from short-term debt, net                                               17,888           4,328
  Payments on long-term debt                                                       (6,535)         (7,730)
  Dividends paid                                                                   (2,379)         (2,109)
  Other                                                                               141             185
Net cash provided by (used in) financing activities                                 9,115          (5,326)

Effect of exchange rate changes on cash                                              (269)            871

        Decrease in cash and cash equivalents                                      (7,606)        (11,005)

          Cash and cash equivalents at beginning of period                         17,352          18,826

            Cash and cash equivalents at end of period                           $  9,746        $  7,821




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

The results of operations for the six-month period ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

On April 28, 1998, the Company entered into a definitive agreement pursuant to which the Company will contribute substantially all of its lighting assets and related liabilities to a joint venture with The Genlyte Group Incorporated.
Reference is made to "Part II. Other Information   Item 5. Other Information"
below for additional information.


Note B   Contingencies

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


Note C   Comprehensive Income

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

During the second quarter of 1998 and 1997, total comprehensive income was $6,275,000 and $5,929,000, respectively.






Note C   Comprehensive Income - continued

Disclosure of accumulated balances of other comprehensive income:

                                                 Minimum      Foreign    Accumulated Other
                                                 Pension      Currency     Comprehensive
                                                Liability    Translation      Income


Beginning balance                                $(473,000)   $(4,587,000)   $(5,060,000)
Current-quarter other
  comprehensive income                                 --        (801,000)      (801,000)
Ending balance                                   $(473,000)   $(5,388,000)   $(5,861,000)


Note D   Stock Split

On October 16, 1997, the Board of Directors authorized a three-for-two stock split to be effected in the form of a 50 percent stock dividend on all shares of Common Stock, payable December 1, 1997, for shareholders of record November 14, 1997. All share data included in these consolidated financial statements and related footnotes have been restated to reflect this stock split.


Item 2.  Management's Discussion and Analysis

Net sales during the second quarter ended June 30, 1998, increased 2% over the second quarter 1997 to $143.1 million. For the six months ended June 30, 1998, net sales were 7% higher than the first half of 1997. Net sales for the second quarter and six-month periods in 1998 are the highest for any comparable periods in the Company's history. Lighting Segment sales increased 2% for the second quarter over 1997, primarily in the Outdoor market. Compressor & Vacuum Pump Segment sales were up 3% for the second quarter over 1997, due to increases in the European market.

Net income for the second quarter and first half of 1998 of $6.9 million and $12.1 million, respectively, is 7% and 16% higher than the comparable 1997 periods. The Lighting Segment operating income in the second quarter and first half of 1998 improved 12% and 27%, respectively, compared to last year, primarily due to improvements in the Outdoor market. Operating income for the Compressor and Vacuum Pump Segment for the 1998 second quarter and first half improved 1% and 7% over 1997, primarily due to increases in the European market.


Cost of products sold as a percent of sales was reduced to 68.4% and 68.8% for the 1998 second quarter and six months, respectively, versus 68.9% and 69.3% for the comparable 1997 periods. Gross margins for the first six months of 1998 in the Lighting Segment improved slightly over the 1997 period, while the Compressor & Vacuum Pump Segment gross margin in 1998 decreased slightly in 1998 from the comparable 1997 period. Lighting Segment gross margins have improved due to cost reduction efforts primarily in the form of price reductions on purchased components, improved manufacturing efficiencies from increased production volume, and productivity improvements in direct labor costs. Compressor & Vacuum Pump Segment margins have decreased slightly, primarily due to a less favorable product mix.

Selling, general, and administrative costs as a percent of sales of 22.6 % and
23.2 % in the second quarter and first half of 1998, respectively, were lower than the 22.8% and 23.4% figures for the comparable 1997 periods. The decrease is primarily due to lower administrative costs incurred as a percent to sales.

Item 2.  Management's Discussion and Analysis - continued

Interest expense for the 1998 second quarter and first six months was less than comparable 1997 amounts by 5% and 7%, respectively. The reductions are attributed primarily to a decrease in long-term debt.

Cash and cash equivalents increased to $9.7 million at June 30, 1998, compared to $7.8 million at June 30, 1997. Cash provided by operating activities decreased by $9.0 million in the six months ended June 30, 1998, primarily due to an increase in accounts receivable caused by extending additional dating terms to customers in an effort to increase sales and a decrease in accounts payable in order to take advantage of vendor discounts.

Working capital of $96.3 million at June 30, 1998, is $4.1 million more than the amount at December 31, 1997. Accounts receivable at June 30, 1998, have increased by 20% since December 31, 1997, due to the higher sales volume and the expansion of the use of dating terms in order to increase sales. The number of days sales in receivables at June 30, 1998, compared to December 31, 1997, has increased to 53.9 days from 48.3. Inventory turnover at June 30, 1998, of 4.5 times per year is unchanged from the December 31, 1997, level. The current ratio at June 30, 1998, was 2.03 compared to 2.09 at December 31, 1997. Certain loan agreements of the Company include restrictions on working capital, operating leases, tangible net worth, and the payment of cash dividends and stock distributions. Under the most restrictive of these arrangements, retained earnings of $48.5 million are not restricted at June 30, 1998.

As of June 30, 1998, the Company had available credit of $11.8 million with banks under short-term borrowing arrangements, $10.9 million of which was unused, and a $30 million revolving line of credit that expires in 2002, $16 million of which was unused. Anticipated funds from operations, along with available short-term credit, are expected to be sufficient to meet cash requirements in the year ahead. Cash in excess of operating requirements will continue to be invested in high grade, short-term securities.

On April 28, 1998, the Company entered into a definitive agreement pursuant to which the Company will contribute substantially all of its lighting assets and related liabilities to a joint venture with The Genlyte Group Incorporated.
Reference is made to "Part II. Other Information   Item 5. Other Information"
below for additional information.


PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

    A regular Annual Meeting of Shareholders was held on April 16, 1998.

    Class III Directors elected at the Annual Meeting of Shareholders were H.
           Joseph Ferguson, Ralph D. Ketchum, and Anthony A. Massaro. Directors whose term of office as a director continued after the meeting were Timothy C. Brown, Wallace H. Dunbar, Gene P. Gardner, Lawrence E. Gloyd, William M. Jordan, and Franklin J. Lunding, Jr.






Item 4.   Submission of Matters to a Vote of Security Holders - continued

        The voting at the Annual Meeting of Shareholders was as follows:

           Proposal No. 1 -- Election of Directors

                                           For       Withheld
           H. Joseph Ferguson          14,178,270    121,366
           Ralph D. Ketchum            14,166,275    133,361
           Anthony A. Massaro          14,143,205    156,431

Item 5. Other Information

On April 28, 1998, the Company entered into a definitive agreement pursuant to which the Company will contribute substantially all of its lighting assets and related liabilities to a joint venture with The Genlyte Group Incorporated. The Company has filed a Joint Proxy Statement dated July 23, 1998 (the "Proxy Statement"), with the Securities and Exchange Commission with respect to the Special Meeting of Shareholders of the Company to be held on August 27, 1998, to approve the transaction. For additional information concerning the transaction, reference is made to the Proxy Statement which is incorporated by reference herein.

Item 6.   Exhibits and Reports on Form 8-K

            (a)  Exhibits

              Financial Data Schedule
              (99) The Company's Joint Proxy Statement dated July 23, 1998, as filed with the Commission is hereby incorporated by reference herein.

            (b) A Form 8-K was filed on April 29, 1998, announcing that the
                Board of Directors of the Company unanimously approved a definitive agreement whereby the Company would contribute substantially all of its lighting assets and related liabilities to a joint venture with The Genlyte Group Incorporated.




                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THOMAS INDUSTRIES INC.
                                               Registrant


                                        /s/ Phillip J. Stuecker
                                     _____________________________________
                                     Phillip J. Stuecker, Vice President
                                       and Chief Financial Officer
Date    August 12, 1998