Form 10-Q
period 1998-09-30
THOMAS INDUSTRIES INC
filed 1998-11-16
CIK 97886

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:       September 30, 1998


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of issuer's Common Stock, $1 par value, as of November 1, 1998, was 15,889,981 shares.




PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)


                     THOMAS INDUSTRIES INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (In Thousands Except Per Share Amounts)

                                     Three Months Ended       Nine Months Ended
                                        September 30             September 30
                                      1998       1997         1998         1997
                                      ----       ----         ----         ----


Net sales                        $43,146    $141,204     $137,691     $407,549
Cost of products sold             27,301      97,023       86,940      281,571
                                  ------     -------      -------      -------
Gross profit                      15,845      44,181       50,751      125,978
Selling, general, and
   administrative expenses         9,898      32,015       30,698       94,309
Equity income(loss)                6,858        (294)      14,797         (471)
                                  ------     -------      -------      -------
Operating income                  12,805      11,872       34,850       31,198
Interest expense                   1,593       1,500        4,650        4,802
Other income (expense)                78         755          336        1,290
                                 -------     -------      -------      -------
Income before income taxes        11,290      11,127       30,536
27,686
Income taxes                       4,240       4,102       11,361       10,229
                                  ------     -------      -------      -------
Net income                       $ 7,050    $  7,025     $ 19,175     $ 17,457
                                  ======     =======      =======      =======
Net income per share
  -- Basic                          $.44        $.44        $1.21        $1.10
  -- Diluted                        $.43        $.43        $1.16        $1.07

Dividends declared per share      $0.075      $0.067       $0.225        $0.20

Weighted average number of
  common shares outstanding
  -- Basic                        15,881      15,838       15,873       15,831
  -- Diluted                      16,461      16,338       16,468       16,323


Effective August 30, 1998, Thomas Industries Inc. ("Thomas") and The Genlyte Group ("Genlyte") formed Genlyte Thomas Group, LLC ("GTG"), combining the Thomas Lighting business and Genlyte (the "Joint Venture"). Genlyte has a 68% interest in GTG, and Thomas holds a 32% interest, which is accounted for using the equity method of accounting. Thomas changed its method of accounting for the Lighting business contributed to GTG to the equity method effective January 1, 1998, the beginning of Thomas' current fiscal year, restating results for the quarters ended March 31 and June 30, 1998. The 1997 third quarter and nine-month period net sales included $99,476,000 and $277,443,000, respectively, associated with the Lighting business contributed to GTG. The restatement of results using the equity method for the 1998 quarterly periods prior to consummation of the Joint Venture had no effect on net income or common shareholders' equity but did reduce revenues and costs.


See notes to condensed consolidated financial statements.


                     THOMAS INDUSTRIES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                       (Unaudited)
                                                       September 30  December 31
                                                           1998          1997*
                                                           ----          ----
ASSETS
Current assets
  Cash and cash equivalents                              $  6,157     $ 17,352
  Accounts receivable, less allowance
    (1998--$848; 1997--$2,046)                             20,553       71,385
  Inventories:
    Finished products                                       6,126       35,472
    Raw materials                                           9,504       23,620
    Work in process                                         6,206       15,036
                                                           ------      -------
                                                           21,836       74,128
  Deferred income taxes                                     6,285        6,694
  Other current assets                                     40,544        7,052
                                                          -------      -------
                             Total current assets          95,375      176,611
Equity investments                                        146,203          368
Property, plant and equipment                              75,159      154,977
  Less accumulated depreciation and amortization           41,879       74,780
                                                          -------      -------
                                                           33,280       80,197
Intangible assets--less accumulated amortization            8,351       56,333
Other assets                                               29,189       14,130
                                                         --------      -------
                                     Total assets        $312,398     $327,639
                                                         ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Notes payable                                          $ 24,912     $  2,564
  Accounts payable                                          6,712       31,094
  Other current liabilities                                22,636       42,835
  Current portion of long-term debt                         7,780        7,860
                                                          -------      -------
                        Total current liabilities          62,040       84,353
Deferred income taxes                                       8,736        8,802
Long-term debt (less current portion)                      48,313       55,006
Minimum pension liability                                   1,737        2,448
Other long-term liabilities                                 2,179        3,625
                                                          -------      -------
                                Total liabilities         123,005      154,234
Shareholders' equity
  Preferred stock, $1 par value,
  3,000,000 shares authorized--none issued
  Common stock, $1 par value, shares authorized:
    60,000,000; shares issued: 1998 -- 17,412,791;
                               1997 -- 17,394,198          17,413       17,394
  Capital surplus                                         109,898      109,750
  Retained earnings                                        84,137       68,533
  Accumulated other comprehensive income                   (4,855)      (5,060)
  Less cost of treasury shares
    (1998--1,534,400; 1997--1,535,469)                    (17,200)     (17,212)
                                                          --------     --------
                       Total shareholders' equity         189,393       173,405
       Total liabilities and shareholders' equity        $312,398      $327,639

*Derived from the audited December 31, 1997, consolidated balance sheet. See notes to condensed consolidated financial statements.


                     THOMAS INDUSTRIES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in Thousands)


                                                             Nine Months Ended
                                                                 September 30
                                                              1998       1997
                                                              ----       ----
Cash flows from operating activities:
  Net income                                               $ 19,175    $ 17,457
Reconciliation of net income to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                              5,642      12,517
Deferred income taxes                                           658         (64)
   Equity income (loss) from affiliates                      14,797        (471)
   Provision for losses on accounts receivable                  354         300
   Gain on asset disposal, net                                  (37)       (830)
   Changes in operating assets and  liabilities,
   net of effects of acquisitions
   and dispositions:
    Accounts receivable                                      (3,160)    (15,706)
    Inventories                                                 572      (5,189)
    Other current assets                                    (37,117)         56
    Accounts payable                                         (2,952)        817
    Accrued expenses and other liabilities                   (1,921)      2,173
    Equity in unconsolidated joint ventures                   7,403        --
    Note receivable                                         (22,287)       --
    Other                                                      (296)       (421)
                                                            --------   --------
        Net cash provided by (used in) operating activities (19,169)     10,639

Cash flows from investing activities:
  Purchases of property, plant, and equipment                (4,648)    (11,868)
  Proceeds from sale of property, plant, and equipment,
    and other assets                                             60         949
                                                           --------    --------

    Net cash used in investing activities                    (4,588)    (10,919)

Cash flows from financing activities:
  Proceeds from short-term debt, net                         22,265       4,267
   Payments of long-term debt, net                           (6,517)     (7,758)
Dividends paid                                               (3,571)     (3,164)
Other                                                           179         285
                                                           --------    --------
  Net cash provided by (used in)
     financing activities                                    12,356      (6,370)
   Effect of exchange rate changes on cash                      206         (13)
                                                           --------    --------

      Decrease in cash and cash equivalents                 (11,195)     (6,663)

        Cash and cash equivalents at beginning of period     17,352      18,826
                                                           --------    --------

          Cash and cash equivalents at end of period       $  6,157    $ 12,163
                                                           ========    ========


See notes to condensed consolidated financial statements


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

The results of operations for the nine-month period ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Effective August 30, 1998, Thomas Industries and The Genlyte Group formed the Genlyte Thomas Group (GTG), combining the Thomas Lighting business and Genlyte. Genlyte has a 68% interest in GTG, and Thomas holds a 32% interest, which is accounted for using the equity method of accounting. Thomas changed its method of accounting for the Lighting business contributed to GTG to the equity method effective January 1, 1998, the beginning of Thomas' current fiscal year. These changes had no effect on net income or common shareholders' equity but did reduce revenues and costs. (See Note E.) Reference is made to "Part II. OTHER INFORMATION - Item 5. Other information" below for additional information.


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


Note C - Comprehensive Income

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. SFAS 130 requires unrealized gains or losses on the Company's foreign currency translation and minimum pension liability adjustments, which, prior to adoption, were reported Note C - Comprehensive Income - Continued

separately in shareholders' equity, to be included in other comprehensive income.

For the three months ended September 30:           1998             1997
                                                   ----             ----

     Net income                                  $ 7,050           $ 7,025
     Minimum pension liability                      (287)               --
     Foreign currency translation                  1,293              (342)
                                                  ------            ------
     Comprehensive income                        $ 8,056           $ 6,683
                                                  ======            ======

For the nine months ended September 30:            1998             1997
                                                   ----             ----

     Net income                                  $19,175           $17,457
     Minimum pension liability                      (287)               --
     Foreign currency translation                    492            (2,243)
                                                    ----            ------
     Comprehensive income                        $19,380           $15,214
                                                  ======            ======


Note D - Stock Split

On October 16, 1997, the Board of Directors authorized a three-for-two stock split to be effected in the form of a 50 percent stock dividend on all shares of Common Stock, payable December 1, 1997, for shareholders of record November 14, 1997. All share data included in these condensed consolidated financial statements have been restated to reflect this stock split.


Note E - Genlyte Thomas Group, LLC

The following table contains certain unaudited financial information for the Joint Venture. The Joint Venture was formed on August 30, 1998; therefore, only one month of activity exists.

                            Genlyte Thomas Group, LLC
                         Condensed Financial Information
                             (Dollars in Thousands)

         Net sales                                    $ 94,646
         Gross profit                                   32,404
         Operating income                                8,593
         Net income                                      2,902

         Current assets                                329,081
         Long-term assets                              170,890
         Current liabilities                           164,332
         Long-term liabilities                          81,390


Restated results for Thomas for the quarters ended March 31 and June 30, and results for the quarter ended September 30, 1998, are shown below:


Note E - Genlyte Thomas Group, LLC - Continued


                     THOMAS INDUSTRIES INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (Dollars in thousands except amounts per share)


                                                                     Nine Months
                                        Three Months Ended              Ended
                                  March 31   June 30  September 30  September 30
                                    1998       1998       1998          1998
                                    ----       ----       ----          ----

Net sales                          $48,209   $46,336     $43,146       $137,691
Cost of products sold               30,581    29,058      27,301         86,940
                                    ------    ------      ------        -------

Gross profit                        17,628    17,278      15,845         50,751
SG&A expenses                       10,855     9,945       9,898         30,698
Equity income (loss)                 2,858     5,081       6,858         14,797
                                    ------    ------      ------        -------

Operating income                     9,631    12,414      12,805         34,850
Interest expense                     1,476     1,581       1,593          4,650
Other                                  179        79          78            336
                                    ------    ------      ------        -------

Income before taxes                  8,334    10,912      11,290         30,536
Income tax provision                 3,084     4,037       4,240         11,361
                                    ------    ------      ------        -------

Net income                         $ 5,250   $ 6,875     $ 7,050       $ 19,175
                                    ======    ======      ======        =======

Net income per share
  -- Basic                           $0.33     $0.43       $0.44          $1.21
  -- Diluted                         $0.32     $0.42       $0.43          $1.16

Dividends declared per share         $.075     $.075       $.075          $.225

Weighted average number of common shares outstanding:
  -- Basic                          15,864    15,874      15,881         15,873
  -- Diluted                        16,405    16,524      16,461         16,468


Note F - Receivables from Affiliate

As negotiated between Thomas and Genlyte, included in Other Current Assets is $33,271,000 related to a working capital adjustment due from GTG. The working capital adjustment is based on the net working capital contributed to GTG by Thomas in excess of a target net working capital. The target net working capital is intended to represent the net working capital which should be contributed by Thomas in proportion to the net working capital being contributed to GTG by Genlyte. The working capital adjustment was paid on November 9, 1998.

Included in Other Long-Term Assets at September 30, 1998,is $22,287,000 which represents a debt equalization note payable to Thomas by GTG. Such note Note F - Receivables from Affiliate - Continued

reflects 32/68ths of the long-term portion of indebtedness contributed to GTG by Genlyte. Interest on the principal amount outstanding under the note accrues at a variable rate based on LIBOR plus the Offshore Rate Margin and is payable on a quarterly basis. The principal amount of the note is due on August 29, 2003, and may be prepaid in whole or in part at any time without premium or penalty.


Item 2.  Management's Discussion and Analysis

Results of Operations

Net sales during the third quarter ended September 30, 1998, were $43.1 million compared to $141.2 million for the third quarter of 1997. The 1998 net sales reflect the application of the equity method for the Lighting Segment retroactive to January 1, 1998. The 1997 third quarter net sales included $99.5 million associated with the lighting business contributed to GTG. Net sales for the nine months ended September 30, 1998, were $137.7 million compared to $407.5 million for the prior year. Included in the prior year nine-month period ended September 30, 1997, were $277.4 million of net sales associated with the lighting business contributed to GTG. Excluding the lighting business, net sales year to date through September 30, 1998, were $7.6 million higher than the prior year, primarily due to an increased volume of shipments in the North American Compressor & Vacuum Pump Segment.

Operating income for the third quarter ended September 30, 1998, was $12.8 million, or 7.6% higher than the prior-year amount of $11.9 million. Year-to-date operating income for the period ended September 30, 1998, of $34.9 million was 11.9% greater than the $31.2 million recorded in the prior year, primarily due to improved profitability in the European Compressor & Vacuum Pump Segment. Operating results for the North American Compressor & Vacuum Pump Segment decreased slightly due to a less favorable product mix, competitive pricing pressures, and a general weakness in OEM and distributor business.

Net income for the 1998 third quarter of $7.1 million was slightly higher than the $7.0 million for the comparable 1997 period. Through the first three quarters of 1998, net income of $19.2 million was 9.7% higher than the first three quarters of the prior year.

Interest expense for the 1998 third quarter was $1.6 million, or 6.7% higher than the prior-year amount of $1.5 million. The increase was attributed primarily to an increase in short-term debt.

As negotiated between Thomas and Genlyte, included in Other Current Assets is $33,271,000 related to the working capital adjustment due from GTG. The working capital adjustment is based on the net working capital contributed to GTG by Thomas in excess of a target net working capital. The target net working capital is intended to represent the net working capital which should be contributed by Thomas in proportion to the net working capital being contributed to GTG by Genlyte. The working capital adjustment will be paid on November 9, 1998. Item
2. Management's Discussion and Analysis - Continued

Included in Other Long-Term Assets at September 30, 1998,is $22,287,000 which represents the debt equalization note payable to Thomas by GTG. Such note reflects 32/68ths of the long-term portion of indebtedness contributed to GTG by Genlyte. Interest on the principal amount outstanding under the note accrues at a variable rate based on LIBOR plus the Offshore Rate Margin and is payable on a quarterly basis. The principal amount of the note is due on August 29, 2003, and may be prepaid in whole or in part at any time without premium or penalty.

Certain loan agreements of the Company include restrictions on working capital, operating leases, tangible net worth, and the payment of cash dividends and stock distributions. Under the most restrictive of these arrangements, retained earnings of $53.9 million are not restricted at September 30, 1998.

As of September 30, 1998, the Company had available credit of $13 million with banks under short-term borrowing arrangements which was unused, and a $30 million revolving line of credit that expires in 2002, $9.1 million of which was unused. Anticipated funds from operations, along with available short-term credit, are expected to be sufficient to meet cash requirements in the year ahead. Cash in excess of operating requirements will continue to be invested in high grade, short-term securities.

Year 2000 Issue

In the third quarter of 1996, the Company recognized the need to ensure that its operations would not be adversely affected by Year 2000 computer hardware and software failures. Certain systems would fail, unless modified, to properly handle date-sensitive calculations for dates that crossed the century. Such systems could fail because the systems use only two digits rather than four to define a specific year. These failures would pose known risks to the future integrity of the Company's financial reports and to virtually all aspects of the Company's operations, including the Company's ability to process sales transactions, fulfill customer orders, and receive and manage inventories and other assets.

Plans for achieving internal Year 2000 compliance were finalized during 1996 and included a goal to be complete by the end of the third quarter 1998. Accordingly, the Company completed a high level analysis of the scope of the issues to be addressed, created a team of IT resources, and contracted with a major software consulting firm to assist in the Year 2000 remediation efforts. The discovery phase of the problems and the plan for remediation were completed in 1997. Remediation and testing have been completed on most systems during the first nine months of 1998. The objective of these efforts is to achieve Year 2000 compliance with a minimal effect on customer service or other disruption to, or loss of integrity in, business or financial operations. At this date, sources of potential failure have been identified, with most of them having been remediated. We are currently awaiting some third-party software providers to provide compliant versions of their software, including in particular two payroll software vendors. We believe that all critical software will be compliant before our known failure dates.

Item 2.  Management's Discussion and Analysis - Continued

The  Company  has   performed  a   preliminary   assessment   of  its   material
non-Information Technology systems such as CAD systems, PBX systems, Environmental Control systems, Elevator Control systems, and NC devices and, based upon this preliminary assessment, believes that these systems are Year 2000 compliant.

The Company has initiated communications with its major suppliers and customers to determine their Year 2000 compliant status and to identify any issues or problems with respect to their Year 2000 preparedness that might adversely affect their companies. The Company is continuing its efforts to obtain such assurances from all critical suppliers. Failure of these third parties could have a material impact on operations and/or the Company's ability to deliver products. Contingency planning will be established and implemented in an effort to minimize any impact from Year 2000 related failures.

Through September 1998, approximately $2.3 million, which includes Compressors & Vacuum Pumps and Lighting costs, has been incurred in the Company's efforts to achieve Year 2000 compliant systems. These costs have been incurred over the 1996-1998 time frame and have not been, nor are expected to be, a material incremental cost having an impact on the Company's operations, financial condition, or liquidity and include the costs for both its Vacuum Pump & Compressor business and the Company's former Lighting business. These costs consist primarily of outsourced consulting and remediation efforts. Any remaining costs for the Company are expected to be less than $100,000. There have been no major system projects cancelled or delayed as a result of the Company's Year 2000 costs.

The above expectations are subject to uncertainties. For example, if the Company is unsuccessful in identifying or fixing all Year 2000 problems in our critical operations, or if we are affected by the inability of our suppliers or major customers to continue operations due to such problems, our results of operations or financial condition could be materially affected.

The Company has a minority interest in Genlyte Thomas Group, LLC ("GTG") which has advised the Company that it is currently in the process of identifying and remediating its Year 2000 issues as well as conducting a review to gain reasonable assurances that its business partners are addressing Year 2000 issues. If GTG is unsuccessful in identifying or remediating all Year 2000 problems in its critical operations, or if it is affected by the inability of its suppliers or major customers to continue operations due to such problems, this could have an impact on the Company's financial results and condition.

New European Currency

Eleven European countries (The European Monetary Union) will implement a single currency zone on January 1, 1999. The new currency (Euro) will eventually replace the existing currencies of the participating countries. It is expected that this transition from the various currencies to the Euro will occur over a three-year period. Since the Company's European Operations may have to accommodate dual currencies during this period, modifications to our


Item 2.  Management's Discussion and Analysis - Continued

third-party software at our European locations may be necessary. A team has been formed to monitor EMU developments, evaluate the requirements, develop and execute action plans and work with our third party software providers to address this issue.

While management currently believes the Company will be able to accommodate any required changes in its operations without significant costs, there can be no assurance that the Company, its customers, suppliers and service providers or government agencies will all meet the Euro currency requirements in a timely manner. Such failure to timely complete the necessary work could result in material financial risk.



PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         a.  A Special Meeting of Shareholders was held on August 27, 1998.

         b.  The voting at the Special Meeting of Shareholders was as follows:

             Proposal No. 1 - To approve the transfer of substantially all of the assets and related liabilities of the lighting business of Thomas Industries Inc. to the joint venture combining the lighting business of Thomas with the business of The Genlyte Group Incorporated.

                                     For         Against       Abstain
                                     ---         -------       -------


            Shares voted         12,957,614       62,799        43,720


Item 5.  Other Information

         On August 30, 1998, the Company contributed substantially all of its lighting assets and related liabilities to a joint venture with The Genlyte Group Incorporated. The Company filed a Joint Proxy Statement dated July 23, 1998 (the "Proxy Statement"), with the Securities and Exchange Commission with respect to the Special Meeting of Shareholders of the Company held on August 27, 1998, at which the transaction was approved. For additional information concerning the transaction, reference is made to the Proxy Statement which is incorporated herein by reference.



Item 6.  Exhibits and Reports on Form 8-K

           (a)   Exhibits

                (4) Note Agreement dated January 19, 1990, by and among the Company and its Day-Brite Lighting, Inc., subsidiary, Allstate Life Insurance Company, and other investors, as filed as Exhibit 4 to Form 10-K filed March 22, 1990, herein incorporated by reference. First Amendment to Note Agreement dated April 8, 1992, and Second Amendment to Note Agreement dated July 31, 1992, as filed as Exhibit 4 to
                     Form 10-Q filed August 12, 1992, herein incorporated by reference. Third Amendment to Note Agreement is filed as an exhibit herewith.

                (27) Financial Data Schedule


            (b) A Form 8-K was filed on July 23, 1998, which contained unaudited summary financial data for the second quarter of 1998.

                A Form 8-K was filed on July 24, 1998, which contained the Master Transaction Agreement, the Limited Liability Company Agreement of GT Lighting, and the Capitalization Agreement by and between Thomas Industries Inc. and The Genlyte Group Incorporated.

                A Form 8-K was filed on September 14, 1998, announcing that the Company contributed substantially all of its lighting assets and related liabilities to a joint venture with The Genlyte Group Incorporated.




                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             THOMAS INDUSTRIES INC.
                                             ----------------------
                                                 Registrant



                                              /S/  Phillip J. Stuecker
                                              ------------------------------
                                              Phillip J. tuecker, Vice President
                                              and Chief Financial Officer


Date:      November 16, 1998