Form 10-K405
period 1998-12-31
THOMAS INDUSTRIES INC
filed 1999-03-29
CIK 97886

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended:    December 31, 1998


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

As of March 12, 1999, 15,758,789 shares of the registrant's Common Stock were outstanding.

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 12, 1999, was approximately $261,004,943.

Portions of the Proxy Statement for the Annual Meeting of Shareholders on April 15, 1999, are incorporated by reference in Part III of this report.

Portions of the Annual Report to Shareholders for fiscal year ended December 31, 1998, are incorporated by reference in Parts I and II of this report.

PART I.

ITEM 1.  BUSINESS

    a.     General Development of Business.

         The company that was eventually to become known as Thomas Industries ("Thomas"or the "Company") was founded in 1928 as the Electric Sprayit Company. Electric Sprayit manufactured spraying machines, blowers, and air compressors in Chicago, Illinois. In 1948, Mr. Lee B. Thomas and a group of investors acquired Moe Brothers Manufacturing of Fort Atkinson, Wisconsin, a manufacturer of residential lighting products. In 1953, Moe Lighting and The Electric Sprayit Company merged to become Thomas Industries Inc.

         Although its roots are in lighting products and air compressors, Thomas began to diversify further in the 1960's and 1970's, acquiring different types of consumer products along with tools, hardware, and specialty products. A new strategic focus that began in the 1980's was finalized in 1994 and led the Company to divest its non-core businesses and concentrate on Lighting and Compressors & Vacuum Pumps. Significant additions to these businesses on the Lighting side included the Lumec and Day-Brite Lighting acquisitions in 1987 and 1989 and Compressor & Vacuum Pump acquisitions which included ASF, Pneumotive, Brey, WISA, and Welch, made from 1987 through 1996.

         On August 30, 1998, Thomas and The Genlyte Group ("Genlyte") formed a lighting joint venture that combined substantially all of the assets and liabilities of Genlyte and substantially all of the lighting assets and related liabilities of Thomas to create Genlyte Thomas Group LLC, estimated to be the third largest lighting fixture manufacturer in North America. Thomas owns a 32% interest in the joint venture, and Genlyte owns a 68% interest.

    b.     Financial Information about Industry Segments.

         The information required by this item is set forth in Exhibit 13 under the heading "Notes to Consolidated Financial Statements," which information is contained in the Company's Annual Report to Shareholders and incorporated herein by reference.

    c.     Narrative Description of Business.

         Compressor & Vacuum Pump Segment

         With the lighting joint venture in place, Thomas is now focused on its Compressor & Vacuum Pump business. Thomas is the leading supplier to the original equipment manufacturer (OEM) market in such applications as medical equipment, gasoline vapor and refrigerant recovery, automotive and transportation applications, printing, tape drives, laboratory equipment, and many other applications for consumer, commercial, and industrial uses. The Company designs, manufactures, markets, and sells these products through operations worldwide. Group headquarters are as follows: North American Group--Sheboygan, Wisconsin; European Group-- Puchheim, Germany; and Asia Pacific Group--Hong Kong,China.

         The Company has three manufacturing operations in the United States which manufacture rotary vane, linear, piston, and diaphragm compressors and vacuum pumps, and vacuum ejectors. These products are distributed worldwide to original equipment manufacturers, as well as through fluid power and large compressor distributors.

         Three German operations manufacture a complementary line of rotary vane, miniature rotary vane, piston, linear, and diaphragm compressors and vacuum pumps. These products are currently distributed worldwide.

         The Company also maintains sales offices in England, Italy, Hong Kong, Japan, and Taiwan. The Corporate Office is in Louisville, Kentucky.

         The Company offers a wide selection of standard air compressors and vacuum pumps and will modify or design its products to meet exacting OEM applications. For the OEM market, the Company's compressors and vacuum pump products are manufactured under the names Thomas in the U.S. and ASF Thomas in Europe. Other vertically integrated products are marketed under the Welch (high vacuum systems for laboratory and chemical markets), Air-Pac (pnueumatic construction equipment), Vakuumatic (leakage detection systems) and Medi-Pump (respiratory products) brand names.

         The medical equipment market, which includes oxygen concentrators, nebulizers, aspirators, and other devices, is important to the Company. Worldwide sales to medical equipment OEM's were approximately $65 million in 1998 and $60 million in 1997. Oxygen concentrator OEM's represent approximately 50 percent of the total sales in the medical equipment market. The Company believes it has a major share in the oxygen concentrator OEM market worldwide.

         No single customer of the Company accounted for 10 percent or more of consolidated net sales or 10 percent or more of the Company's net sales in 1998, and no material part of the business is dependent upon a single customer the loss of which could have a materially adverse effect on the business of the Company.

         The backlog of unshipped orders was $47 million at December 31, 1998, and $48 million at December 31, 1997. The Company believes substantially all of such orders are firm, although some orders are subject to cancellation. Substantially all of these orders are expected to be filled in 1999.

         The Company believes that it has adequate sources of materials and supplies for its business.

         There is no significant seasonal impact on the business of the Company.

         Lighting Segment

         On August 30, 1998, Thomas and Genlyte formed a lighting joint venture that combined substantially all of the assets and liabilities of Genlyte and substantially all of the lighting assets and related liabilities of Thomas to create Genlyte Thomas Group LLC ("GTG"), estimated to be the third largest lighting fixture manufacturer in North America. Thomas owns a 32% interest in the joint venture, and Genlyte owns a 68% interest.

         GTG designs, manufactures, markets, and sells lighting fixtures for a wide variety of applications in the commercial, industrial, and residential markets. GTG operates in these three industry segments through the following divisions: Lightolier, Controls, Wide-Lite, Hadco, Diamond F, Supply (Crescent, ExceLine, and Stonco product lines), Consumer, Indoor, Accent, and Outdoor in the United States and Mexico; and Canlyte, Thomas Lighting Canada, Lumec, and ZED in Canada.

         GTG's products primarily utilize incandescent, fluorescent, and high-intensity discharge (HID) light sources and are marketed primarily to distributors who resell the products for use in new residential, commercial, and industrial construction as well as in remodeling existing structures. Because GTG does not principally sell directly to the end user of its products, it cannot determine precisely the percentage of its revenues derived from the sale of products installed in each type of building or the percentage of its products sold for new construction versus remodeling. GTG's sales, like those of the lighting fixture industry in general, are partly dependent on the level of activity in new construction and remodeling.

         GTG designs, manufactures, markets, and sells the following types of products:

              Indoor fixtures - Incandescent, fluorescent, and HID lighting fixtures and lighting controls for commercial, industrial, institutional, medical, sports, and residential markets, and task lighting for all markets.

              Outdoor fixtures - HID and incandescent lighting fixtures and accessories for commercial, industrial, institutional, sports, and residential markets.

         GTG's products are marketed by independent sales representatives and GTG direct sales personnel who sell to distributors, electrical wholesalers, mass merchandisers, and national accounts. In addition, GTG's products are promoted through architects, engineers, contractors, and building owners. The fixtures are principally sold throughout the United States, Canada, and Mexico.

    d.    Other

         Working capital is financed principally from operating profits. The Company maintains adequate lines of credit and financial resources to meet the anticipated cash requirements in the year ahead.

         The Company has various patents and trademarks but does not consider its business to be materially dependent upon any individual patent or trademark.

         During 1998,the Company spent $9,085,000 on research activities relating to the development of new products and the improvement of existing products. Substantially all of this amount was Company-sponsored activity. During 1997, the Company spent $14,873,000 on these activities and during 1996, $14,338,000. The reduction in current-year research and development is primarily due to the formation of GTG.

         Continued compliance with present and reasonably expected federal, state, and local environmental regulations is not expected to have any material effect upon capital expenditures, earnings, or the competitive position of the Company and its subsidiaries.

         The Company employed approximately 1,050 people at December 31, 1998.

    e. Financial Information about Foreign and Domestic Operations and Export Sales.

         See Notes to Consolidated Financial Statements, as set forth in Exhibit 13, which information is contained in the Company's 1998 Annual Report to Shareholders, and incorporated herein by reference, for financial information about foreign and domestic operations. Export sales for the years 1998, 1997, and 1996, were $28,500,000, $45,900,000, and
         $41,400,000, respectively.

    f.   Executive Officers of the Registrant.

                                                                     Year
                               Office or Position                First Elected
           Name                   with Company             Age   as an Officer

    Timothy C. Brown        Chairman of the Board,          48         1984
          (A)               President, Chief Executive
                            Officer, and Director

    Cliff C. Moulton        Vice President,                 51         1993
          (B)               Business Development

    Phillip J. Stuecker     Vice President of Finance,      47         1984
          (C)               Chief Financial Officer,
                            and Secretary

    Bernard R. Berntson     Vice President; General         59         1992
          (D)               Manager, North American
                            Compressor & Vacuum Pump Group

    Peter H. Bissinger      Vice President; General         53         1992
          (E)               Manager, European
                            Compressor & Vacuum Pump Group

    (A) TimothyC. Brown was elected Chairman of the Board on April 20, 1995, in addition to his other duties of President and Chief Executive Officer. Prior to this, Mr. Brown held various management positions in the Company including Chief Operating Officer, Executive Vice President, and Vice President and Group Manager of the Specialty Products Group.

    (B) Cliff C. Moulton was elected an officer effective March 1, 1993, and held the position of Vice President; Compressor and Vacuum Pump Group Manager. Mr. Moulton spent the previous 23 years with Honeywell Corporation in various management positions, most recently as Vice President and General Manager of the Skinner Valve Division, since 1987.

    (C) PhillipJ. Stuecker was elected Vice President of Finance, Chief Financial Officer, and Secretary on October 23, 1989. Prior to this, Mr. Stuecker held various management positions in the Company including Vice President and Treasurer.

    (D) Bernard R. Berntson was elected an officer effective December 14, 1992. Mr. Berntson had held the position of General Manager of the North American Compressor & Vacuum Pump Group since 1987.

    (E) Peter H. Bissinger was elected an officer effective December 14, 1992, in addition to his position of President of ASF Thomas GmbH, a wholly owned subsidiary of the Company. Mr. Bissinger had held the position of President of ASF GmbH since 1979.


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

                             Number
                         of Facilities    Combined
         Segment         Owned  Leased   Square Feet   Nature of Facilities

      Compressors
      and Vacuum           3      4         659,464    Manufacturing plants
      Pumps                0      3          11,000    Distribution centers

      Corporate            0      1           5,500    Corporate headquarters
                           2      1         279,700    Leased to third parties
                           2      0         203,000    Property for sale

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None


PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

    The information required by this item is set forth in Exhibit 13 under the headings "Common Stock Market Prices and Dividends," and "Notes to Consolidated Financial Statements," which information is contained in the Company's 1998 Annual Report to Shareholders and incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

    The information required by this item is set forth in Exhibit 13 under the heading "Five-Year Summary of Operations and Statistics," which information is contained in the Company's 1998 Annual Report to Shareholders and incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required by this item is set forth in Exhibit 13 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," which information is contained in the Company's 1998 Annual Report to Shareholders and incorporated herein by reference.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's long-term debt bears interest at fixed rates; therefore, the Company's results of operations would only be affected by interest rate changes to the extent that variable rate, short-term notes payable are outstanding. At December 31, 1998, short-term notes payable are not significant.

     The Company has significant operations consisting of sales and manufacturing activities in foreign countries. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company manufactures or distributes its products. Currency exposures are concentrated in Germany but exist to a lesser extent in other parts of Western Europe and Asia.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements and notes to consolidated financial statements of the registrant and its subsidiaries are set forth in Exhibit 13 under the headings "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements," which information is contained in the Company's 1998 Annual Report to Shareholders and incorporated herein by reference. The Report of Independent Auditors is also set forth in Exhibit 13 and hereby incorporated herein by reference. In addition, financial statements of GTG are included in this Form 10-K on pages F-1 to F-17.

    The supplementary data regarding quarterly results of operations is set forth in Exhibit 13 under the heading "Notes to Consolidated Financial Statements," which information is contained in the Company's 1998 Annual Report to Shareholders and incorporated herein by reference.

Restated results for Thomas for the quarters ended March 31 and June 30, and results for the quarters ended September 30 and December 31, 1998, are shown below:


                     THOMAS INDUSTRIES INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 (Dollars in thousands except amounts per share)

                                      Three Months Ended
                           March 31   June 30    Sept 30    Dec 30   Year-End
                             1998       1998       1998      1998      1998

Net sales                  $48,209    $46,336     $43,146   $39,529   $177,220
Cost of products sold       30,581     29,058      27,301    25,378    112,318
                            ------     ------      ------    ------    -------

Gross profit                17,628     17,278      15,845    14,151     64,902
SG&A expenses               10,855      9,945       9,898     9,674     40,805
Equity income (loss)         2,858      5,081       6,858     5,093     20,323
                            ------     ------      ------    ------    -------

Operating income             9,631     12,414      12,805     9,570     44,420
Interest expense             1,476      1,581       1,593     1,549      6,199
Other                          179         79          78       849      1,185
                            ------     ------      ------    ------    -------

Income before taxes          8,334     10,912      11,290     8,870     39,406
Income tax provision         3,084      4,037       4,240     3,535     14,896
                            ------     ------      ------    ------    -------

Net income                 $ 5,250    $ 6,875     $ 7,050   $ 5,335   $ 24,510
                            ======     ======      ======    ======    =======

Net income per share
   -- Basic                  $0.33      $0.43       $0.44     $0.34      $1.54
   -- Diluted                $0.32      $0.42       $0.43     $0.33      $1.50

Dividends declared per
  share                      $.075      $.075       $.075     $.075      $.300

Weighted average number
  of common shares
  outstanding:
     -- Basic               15,864     15,874      15,881    15,889     15,877
    -- Diluted              16,405     16,524      16,461    16,304     16,383

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None


PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  a.  Directors of the Company

         The information required by this item is set forth in registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 15, 1999, under the headings "Election of Directors" and "Section 16(a), Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference.

   b.    Executive Officers of the Company

         Reference is made to "Executive Officers of the Registrant" in Part I,
         Item 1.e.

ITEM 11.  EXECUTIVE COMPENSATION

   The information required by this item is set forth in registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 15, 1999, under the headings "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Board of Directors," which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this item is set forth in registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 15, 1999, under the heading "Securities Beneficially Owned by Principal Shareholders and Management," which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item is set forth in registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 15, 1999, under the headings "Board of Directors" and "Compensation Committee Interlocks and Insider Participation," which information is incorporated herein by reference.


PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   a.  (1) Financial Statements

           The following consolidated financial statements of Thomas Industries Inc. and subsidiaries, included in the Company's 1998 Annual Report to Shareholders, are included in Part II, Item 8:

            Consolidated Balance Sheets -- December 31, 1998 and 1997 Consolidated Statements of Income -- Years ended December 31,
              1998, 1997, and 1996
            Consolidated Statements of Shareholders' Equity -- Years ended
              December 31, 1998, 1997, and 1996
            Consolidated Statements of Cash Flows -- Years ended December 31,
              1998, 1997, and 1996
            Notes to Consolidated Financial Statements -- December 31, 1998

     (2)  Financial Statement Schedule

            Schedule II -- Valuation and Qualifying Accounts

                  All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

     (3)  Listing of Exhibits

               Exhibit No.                         Exhibit

                  3(a) Restated Certificate of Incorporation, as amended, filed as Exhibit 3(a) to registrant's report on Form 10-Q dated August 11, 1998, hereby incorporated by reference.

                  3(b)                Bylaws, as amended to be effective April
                                      15, 1999.

                  4(a) Note Agreement dated January 19, 1990, by and among the Company and Day-Brite Lighting, Inc., Allstate Life Insurance Company, and other investors filed as
                                      Exhibit 4 to report on Form 10-K dated
                                      March 22, 1990, hereby incorporated by
                                      reference. First Amendment to Note
                                      Agreement dated April 8, 1992, and Second
                                      Amendment to Note Agreement dated July 31,
                                      1992, filed as Exhibit 4 to Form 10-Q
                                      filed August 12, 1992, herein incorporated by reference. Third Amendment to Note Agreement dated July 7, 1998, filed as
                                      Exhibit 4 to Form 10-Q filed November 16,
                                      1998, herein incorporated by reference.

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

                  10(c) Trust Agreement, filed as Exhibit 10(1) to registrant's report on Form 10-Q dated November 11, 1988, hereby incorporated by reference.

                  10(d) Form of Indemnity Agreement and Amendment thereto entered into by the Company and each of its Executive Officers filed as Exhibits 10 (g) and (h) to registrant's report on Form 10-K dated March 23, 1988, hereby incorporated by reference.

                  10(e) Severance pay policy of the Company, effective October 1, 1988, covering all Executive Officers, filed as Exhibit 10(d) to registrant's report on Form 10-K dated March 23, 1989, hereby incorporated by reference.

                  10(f) 1987 Incentive Stock Plan as Amended, filed as Annex A to the registrant's Proxy Statement on March 17, 1989, hereby incorporated by reference.

                  10(g) Nonemployee Director Stock Option Plan as Amended and Restated as of February 5, 1997, filed as Exhibit Exhibit 10(h) to registrant's report on Form 10-K dated March 20, 1997, hereby incorporated by reference.

                  10(h) 1995 Incentive Stock Plan as Amended and Restated as of December 11, 1996, filed as
                                      Exhibit 10(i) to registrant's report on
                                      Form 10-K dated March 20, 1997, hereby
                                      incorporated by reference.

                  10(i) Employment Agreement with Timothy C. Brown dated January 29, 1997, filed as Exhibit 10(j) to registrant's report on Form 10-K dated March 20, 1997, hereby incorporated by reference.

                  10(j) Master Transaction Agreement by and between Thomas Industries Inc. and The Genlyte Group Incorporated dated April 28, 1998, filed as Exhibit 2.1 to registrant's report on Form 8-K dated July 24, 1998, hereby incorporated by reference.

                  10(k) Limited Liability Company Agreement of GT Lighting, LLC dated April 28, 1998, filed as Exhibit 2.2 to registrant's report on Form 8-K dated July 24, 1998, hereby incorporated by reference.

                  10(l) Capitalization Agreement among GT Lighting, LLC and Thomas Industries Inc., Tupelo Holdings Inc., Thomas Industries Holdings Inc., Gardco Mfg, Inc., Capri Lighting, Inc., Thomas Improts, Inc. and TI Industries Corporation dated April 28, 1998, filed as Exhibit 2.3 to registrant's report on Form 8-K dated July 24, 1998, hereby incorporated by reference.

                  10(m) Capitalization Agreement between GT Lighting, LLC and The Genlyte Group Incorporated dated April 28, 1998, filed as Exhibit 2.4 to registrant's report on Form 8-K dated July 24, 1998, hereby incorporated by reference.

                  13 Certain portions of the Company's 1998 Annual Report to Shareholders as specified in Parts I and II, hereby incorporated by reference in this Annual Report on Form 10-K.

                  21                  Subsidiaries of the Registrant.

                  23(a)               Consent of Ernst & Young LLP.

                  23(b)               Consent of Arthur Andersen LLP.

                  27                  Financial Data Schedule.


   b.   Reports on Form 8-K

         There were no reports on Form 8-K for the three months ended December 31, 1998.

   c.   Exhibits

         The exhibits filed as part of this Annual Report on Form 10-K are as specified in Item 14(a)(3) herein.

                               S I G N A T U R E S


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                    THOMAS INDUSTRIES INC.


Date:  March 29, 1999               By /s/ Timothy C. Brown
                                       Timothy C. Brown, Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                            Title                   Date



/s/ Timothy C. Brown                 Chairman of the Board;        3/29/99
Timothy C. Brown                     President; Chief Executive
                                     Officer; Director
                                     (Principal Executive Officer)

/s/ Phillip J. Stuecker              Vice President of Finance;    3/29/99
Phillip J. Stuecker                  Chief Financial Officer;
                                     Secretary
                                     (Principal Financial Officer)

/s/ Roger P. Whitton                 Controller;                   3/29/99
Roger P. Whitton                     (Principal Accounting Officer)



/s/ Wallace H. Dunbar                Director                      3/29/99
Wallace H. Dunbar



/s/ H. Joseph Ferguson               Director                      3/29/99
H. Joseph Ferguson



/s/ Gene P. Gardner                  Director                      3/29/99
Gene P. Gardner



/s/ Lawrence E. Gloyd               Director                      3/29/99
Lawrence E. Gloyd



/s/ William M. Jordan                Director                      3/29/99
William M. Jordan



/s/ Ralph D. Ketchum                 Director                      3/29/99
Ralph D. Ketchum



/s/ Franklin J. Lunding, Jr.         Director                      3/29/99
Franklin J. Lunding, Jr.



/s/ Anthony A. Massaro               Director                      3/29/99
Anthony A. Massaro

                         Report of Independent Auditors


The Board of Directors and Shareholders
Thomas Industries Inc.


We have audited the consolidated balance sheets of Thomas Industries Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits. The financial statements of Genlyte Thomas Group LLC (GTG), a partnership formed on August 30, 1998 in which the Company has a 32% interest, have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the consolidated financial statements relates to data included for GTG, it is based solely on their report.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Thomas Industries Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                              /s/ Ernst & Young LLP

Louisville, Kentucky
February 11, 1999

                                                                                                                         Schedule II

                                                                       VALUATION AND QUALIFYING
                                                                               ACCOUNTS
                                                                        THOMAS INDUSTRIES INC.
                                                                           AND SUBSIDIARIES
                                                                          DECEMBER 31, 1998

                                                      BALANCE AT     CHARGED TO      CHARGED TO                          BALANCE AT
                      DESCRIPTION                      BEGINNING       COSTS      OTHER ACCOUNTS-       DEDUCTIONS-        END OF
                                                       OF PERIOD    AND EXPENSES      DESCRIBE            DESCRIBE         PERIOD

Year ended December 31, 1998

Allowance for doubtful accounts                        2,046,000        273,000     1,515,000   (3)     148,000   (1)      656,000
Allowance for obsolete and slow moving inventory       5,518,000        539,000     3,841,000   (3)     284,000   (2)    1,932,000
                                                       ---------        -------                         -------   --     ---------
                                                       7,564,000        812,000                         432,000          2,588,000
                                                       =========        =======                         =======          =========

Year ended December 31, 1997

Allowance for doubtful accounts                        2,243,000        441,000                         638,000   (1)    2,046,000
Allowance for obsolete and slow moving inventory       8,871,000      1,420,000                       4,773,000   (2)    5,518,000
                                                       ---------        -------                         -------   --     ---------
                                                      11,114,000      1,861,000                       5,411,000          7,564,000
                                                       =========        =======                         =======          =========

Year ended December 31, 1996

Allowance for doubtful accounts                        2,014,000        451,000                         222,000   (1)    2,243,000
Allowance for obsolete and slow moving inventory       7,751,000      3,260,000                       2,140,000   (2)    8,871,000
                                                       ---------        -------                         -------   --     ---------
                                                       9,765,000      3,711,000                       2,362,000         11,114,000
                                                       =========        =======                         =======          =========

(1) Uncollectible accounts written off, less recoveries on accounts previously written off and effect of translation in accordance with SFAS No. 52.

(2) Disposal of obsolete inventory and effect of translation in accordance with SFAS No. 52.

(3) Transfer of lighting reserve to GTG joint venture.


                                  EXHIBIT INDEX


Exhibit No.                    Exhibit                           Page

     3(b)             Bylaws, as amended to be effective
                      April 15, 1999                              19

    13                Certain portions of the Company's 1998
                      Annual Report to Shareholders as
                      specified in Parts I and II hereof to
                      be incorporated by reference in this
                      Annual Report on Form 10-K                  32

    21                Subsidiaries of the Registrant              78

    23(a)             Consent of Ernst & Young LLP                79

    23(b)             Consent of Arthur Andersen LLP              80

    27                Financial Data Schedule                     81

On August 30, 1998, Thomas and Genlyte formed a lighting joint venture that combined substantially all of the assets and liabilities of Genlyte and substantially all of the lighting assets and related liabilities of Thomas to create Genlyte Thomas Group LLC ("GTG"), estimated to be the third largest lighting fixture manufacturer in North America. Thomas owns a 32% interest in the joint venture, and Genlyte owns a 68% interest.

Following are audited financial statements of GTG for the period from inception, August 30, through December 31, 1998.

                    Report of Independent Public Accountants




     To the Partners of the Genlyte Thomas Group LLC:

     We have audited the accompanying consolidated balance sheet of the Genlyte Thomas Group LLC (a Delaware limited liability corporation) ("the Company") as of December 31, 1998, and the related consolidated statements of income, partners' equity and cash flows for the period from inception (August 30, 1998) through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Genlyte Thomas Group LLC as of December 31, 1998, and the results of its operations and its cash flows for the period from inception (August 30, 1998) through December 31, 1998, in conformity with generally accepted accounting principles.




                                            /s/ Arthur Andersen LLP



     Louisville, Kentucky
     February 10, 1999

   CONSOLIDATED STATEMENT OF INCOME
   GENLYTE THOMAS GROUP LLC AND SUBSIDIARIES
   FOR THE PERIOD FROM INCEPTION, AUGUST 30,
   THROUGH DECEMBER 31, 1998
   AMOUNTS IN THOUSANDS

                                                      1998
                                                  --------------
   Net sales                                          $ 324,111
       Cost of sales                                    210,190

                                                  --------------
   Gross profit                                         113,921
       Selling and administrative expenses               85,144

                                                  --------------
   Operating profit                                      28,777
       Interest expense, net                              1,252

                                                  --------------
   Income before income taxes                            27,525
       Foreign income tax provision                       1,009

                                                  --------------
   Net income                                        $   26,516
                                                  ==============

CONSOLIDATED BALANCE SHEET
GENLYTE THOMAS GROUP LLC AND SUBSIDIARIES
AS OF DECEMBER 31, 1998
AMOUNTS IN THOUSANDS
                                                                     1998
                                                                ---------------
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents                                          $     8,533
Accounts receivable (less allowance for doubtful
     accounts of  $10,907)                                             146,167
Inventories                                                            137,004
Other current assets                                                     9,305
                                                                ---------------
     Total current assets                                               301,009
Plant and equipment, at cost:
     Land                                                                7,290
     Buildings and leasehold interests and improvements                 82,856
     Machinery and equipment                                           218,639
                                                                ---------------
Total plant and equipment                                              308,785
     Less: Accumulated depreciation and amortization                   203,106
                                                                ---------------
Net plant and equipment                                                105,679
Cost in excess of net assets of acquired businesses                     61,549
Other assets                                                            12,632
                                                                ---------------
     TOTAL ASSETS                                                    $ 480,869
                                                                ===============
LIABILITIES & PARTNERS' EQUITY:
CURRENT LIABILITIES:
     Short-term borrowings                                         $     1,932
     Accounts payable                                                   73,797
     Accrued expenses and current portion of long-term debt             58,339
                                                                ---------------
     Total current liabilities                                         134,068
Long-term debt                                                          60,852
Accrued pension                                                         14,895
Deferred foreign income taxes                                              597
Other liabilities                                                        5,929
                                                                ---------------
     Total liabilities                                                 216,341
PARTNERS' EQUITY
     Accumulated other comprehensive income                            (1,075)
     Other partners' equity                                            265,603
                                                                ---------------
     Total partners' equity                                            264,528
                                                                ---------------
     TOTAL LIABILITIES AND PARTNERS' EQUITY                          $ 480,869
                                                                ===============

The accompanying notes are an integral part of this consolidated financial statement.


CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
GENLYTE THOMAS GROUP LLC AND SUBSIDIARIES
FOR THE PERIOD FROM INCEPTION, AUGUST 30, THROUGH DECEMBER 31, 1998
AMOUNTS IN THOUSANDS

                                                Accumulated
                                                   Other
                                             Comprehensive                Other                Total
                                                   Income           Partners' Equity      Partners' Equity
                                             ---------------------------------------------------------------

Contribution by Genlyte, August 30, 1998       $         -                $ 168,379             $ 168,379
Contribution by Thomas, August 30, 1998                  -                   79,237                79,237
                                             ---------------------------------------------------------------
Total contributions                                      -                  247,616               247,616

Net income                                               -                   26,516                26,516

Minimum pension liability                           (1,793)                       -                (1,793)
Foreign currency translation adjustments               718                        -                   718
                                             ---------------------------------------------------------------
     Total comprehensive income                     (1,075)                  26,516                25,441

Distributions to partners                                -                   (8,529)               (8,529)

                                             ---------------------------------------------------------------
Partners' equity, December 31, 1998            $    (1,075)               $ 265,603             $ 264,528
                                             ===============================================================

The accompanying notes are an integral part of this consolidated financial statement.


CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM INCEPTION, AUGUST 30, THROUGH DECEMBER 31, 1998
AMOUNTS IN THOUSANDS
                                                                     1998
                                                                  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                        $26,516
   Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                                   7,305
       Loss from disposal of plant and equipment                         257
        Changes in assets and liabilities:
           (Increase) decrease in:
                Accounts receivable                                    2,435
                Inventories                                            1,344
                Other current assets                                 (1,336)
                Other assets                                         (3,650)
           Increase (decrease) in:
                Accounts payable and accrued expenses                 20,853
                Deferred foreign income taxes                            188
                Accrued pension and other liabilities                  4,730
                Minimum pension liability                            (1,793)
       All other, net                                                  (359)
                                                                  -----------
   Net cash provided by operating activities                          56,490
                                                                  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of plant and equipment, net of disposals                (8,086)
                                                                  -----------
   Net cash used in investing activities                             (8,086)
                                                                  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in debt, net                                            (39,576)
   Distributions to partners                                         (8,529)
                                                                  -----------
   Net cash used in financing activities                            (48,105)
                                                                  -----------
   Effect of exchange rate changes on cash and cash equivalents          718
                                                                  -----------
   Net increase in cash and cash equivalents                           1,017
   Cash and cash equivalents at beginning of period                    7,516
                                                                  -----------
   Cash and cash equivalents at end of period                         $8,533
                                                                  -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   CASH PAID DURING THE PERIOD FOR:
       Interest                                                       $1,693
       Income taxes                                                  $   469

The accompanying notes are an integral part of this consolidated financial statement.

                            Genlyte Thomas Group LLC
                          Notes to Financial Statements
                             (Amounts in thousands)

 (1)  DESCRIPTION OF BUSINESS

         The Genlyte Thomas Group LLC ("Genlyte Thomas" or the "Company") is a Delaware limited liability company. Genlyte Thomas designs, manufactures and sells lighting fixtures and controls for a wide variety of applications in the commercial, industrial and residential markets. Genlyte Thomas's products are marketed primarily to distributors who resell the products for use in residential, commercial and industrial construction and remodeling. The Company is the result of the business combination more fully discussed in Note 3.

 (2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Genlyte Thomas and all consolidated subsidiaries, after elimination of intercompany accounts and transactions. Non-consolidated affiliates are accounted for using the equity method, under which the Company's share of these affiliates' earnings is included in income as earned.

         Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
         Actual amounts could differ from those estimates.

         Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

         Inventories: Inventories are stated at the lower of cost or market and include materials, labor and overhead. Inventories at December 31 consisted of the following:

                                                                   1998

                  Raw materials and supplies                     $43,167
                  Work in process                                 14,529
                  Finished goods                                  79,308
                                                                 -------
                  Total inventories                             $137,004
                                                                 =======

         Inventories valued using the last-in, first-out ("LIFO") method represented approximately 89% of total inventories at December 31, 1998. Inventories not valued at LIFO are valued using the first-in, first-out ("FIFO") method. On a FIFO basis, which approximates current cost, inventories would have been $2,350 lower than reported at December 31, 1998.

         Advertising Costs: The Company expenses advertising costs principally as incurred. Certain catalog and literature costs are amortized over their useful lives, generally 2 - 3 years.

         Plant and Equipment: The Company provides for depreciation of plant and equipment principally on a straight-line basis over the estimated useful lives of the assets. Useful lives vary among the items in each classification, but generally fall within the following ranges:

              Buildings and leasehold interests and improvements   10 - 40 years
              Machinery and equipment                               3 - 10 years

         When the Company sells or otherwise disposes of property, the asset cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in the consolidated statement of income.

         Leasehold interests and improvements are amortized over the terms of the respective leases, or over their estimated useful lives, whichever is shorter.

         Maintenance and repairs are expensed as incurred. Renewals and betterments are capitalized and depreciated or amortized over the remaining useful lives of the respective assets.

         Cost in Excess of Net Assets of Acquired Businesses: Cost in excess of net assets of purchased businesses acquired prior to 1971 is not amortized since, in the opinion of management, there has been no diminution in value. For businesses acquired subsequent to 1970, the cost in excess of net assets, aggregating $79,071, is being amortized on a straight-line basis over periods ranging from 20 to 40 years. As of December 31, 1998, accumulated amortization was $22,445.

         The Company periodically evaluates these intangible assets using discounted cash flows to assess recoverability from future operations. Impairment would be recognized as expense if a permanent diminution in value occurred. In the opinion of management, no such diminution in value has occurred during the period presented in these consolidated financial statements.

         Research and Development Costs: Research and development costs are expensed as incurred. These expenses were $3,792 for the period from inception through December 31, 1998.

         Translation of Foreign Currencies: Balance sheet accounts of foreign subsidiaries are translated into U.S. dollars at the rates of exchange in effect as of the balance sheet date. The cumulative effects of such adjustments were $718 at December 31, 1998, and have been credited to partners' equity in the consolidated balance sheet. Income and expenses are translated at the average exchange rates prevailing during the year. Gains or losses resulting from foreign currency transactions are included in net income.

         Fair Value of Financial Instruments: The carrying amount of cash equivalents, short-term borrowings, and long-term debt approximate fair value due to the short maturities of these instruments.

(3)      FORMATION OF GENLYTE THOMAS GROUP LLC

         On August 30, 1998, The Genlyte Group Incorporated ("Genlyte") and Thomas Industries Inc. ("Thomas") completed the combination of the business of Genlyte with the lighting business of Thomas ("Thomas Lighting"), in the form of a limited liability company named Genlyte Thomas Group LLC. Genlyte contributed substantially all of its assets and liabilities to Genlyte Thomas and received a 68% interest in Genlyte Thomas. Thomas contributed substantially all of its assets and certain related liabilities comprising Thomas Lighting and received a 32% interest in Genlyte Thomas. The percentage interests in Genlyte Thomas issued to Genlyte and Thomas were based on arms-length negotiations between the parties with the assistance of their financial advisers.

         For accounting purposes, Genlyte's majority ownership of Genlyte Thomas requires the assets and liabilities contributed by Thomas Lighting to Genlyte Thomas to be valued at their fair values in Genlyte Thomas's consolidated financial statements. The fair values attributed to the Thomas Lighting assets and liabilities result from management's preliminary determination of purchase accounting adjustments and are based upon available information and certain assumptions that management considers reasonable under the circumstances. Consequently, the amounts reflected in Genlyte Thomas's opening balance sheet are subject to change. The assets contributed by Genlyte to Genlyte Thomas are reflected at their historical cost.

         To the extent the actual net working capital contributed by Thomas Lighting exceeded the target net working capital, Genlyte Thomas paid Thomas the difference in a one-time cash payment of $34,175. The target net working capital was determined by a formula that took into consideration Genlyte's adjusted net working capital, Thomas Lighting's net working capital, and Genlyte's net working capital as a percentage of net sales as of August 30, 1998.

         Subject to the provisions in the Genlyte Thomas Group LLC Agreement ("the LLC Agreement") regarding mandatory distributions described below, and the requirement of special approval in certain instances, distributions to Genlyte and Thomas ("the Partners"), respectively, will be made at such time and in such amounts as determined by the Company's Management Board and shall be made in cash or other property in proportion to the Partners' respective percentage interests. Notwithstanding anything to the contrary provided in the LLC Agreement, no distribution under the LLC Agreement shall be permitted to the extent prohibited by Delaware law.

         The LLC Agreement requires that the Company make the following distributions to the Partners:

         (i) A distribution to each Partner, based on its percentage interest, for tax liabilities attributable to its participation as a Partner of Genlyte Thomas based upon the effective tax rate of the Partner having the highest tax rate; and

         (ii) Subject to the provisions of Delaware law and the terms of the primary Genlyte Thomas credit facility, distributions (exclusive of the tax distributions set forth above) to each of the Partners so that Thomas receives at least an aggregate of $3,000 and Genlyte receives at least an aggregate of $6,375 per fiscal year beginning in fiscal year 1999.

(4)      INCOME TAXES

         The results of operations are included in the tax returns of the Partners, and accordingly, no provision has been recognized by the Company for U.S. federal or state income taxes. The Company's foreign subsidiaries are taxable corporations and current and deferred taxes are provided on their income.

(5)      LONG-TERM DEBT

         Long-term debt at December 31 consisted of the following:

                                                         1998
                                                         ----

                           Revolving credit notes       $28,000
                           Industrial revenue bonds      10,500
                           Loan payable to Thomas        22,287
                           Other                            267
                                                         ------
                                                         61,054
                                                         ------
                           Less:  Current maturities        202
                                                         ------
                           Total                        $60,852
                                                         ======

         The Company entered into a $125,000 revolving credit agreement (the "Facility") with various banks in August 1998 that matures in 2003. The Facility contains several covenants, including a limitation on cash distributions to the Partners equal to the greater of $9,375 annually or 50% of the Company's cumulative net income since August 30, 1998.

         Under the most restrictive financial covenant, which is the fixed charge coverage ratio, the Company is allowed $29,000 in fixed charges, as defined in the Facility. The Company could incur approximately $25,000 in additional fixed charges.

         Total borrowings under the Facility as of December 31, 1998 were $28,000. Outstanding borrowings bear interest at the option of the Company based on the bank's base rate or the LIBOR rate plus a spread as determined by the Facility. The borrowings have been classified as long-term because of the Company's intention to refinance these obligations on a long-term basis through its revolving credit agreement. In addition, the Company has outstanding approximately $19,000 of letters of credit, which reduce the amount available to borrow under the Facility.

         The amount outstanding under the Facility is secured by liens on domestic accounts receivable, inventories, and machinery and equipment, as well as the investments in certain subsidiaries of the Company. The value of assets subject to lien at December 31, 1998 was $297,284.

         The Company has $10,500 of variable rate demand Industrial Revenue Bonds that mature during 2009 to 2010. The average borrowing rate on these bonds was 3.4% in 1998. These bonds are backed by the letters of credit mentioned above.

         The loan payable to Thomas accrues interest quarterly based on the 90 day LIBOR rate plus a spread as determined by the Facility. This loan can be prepaid in whole or in part without penalty, ultimately maturing in 2003. The annual maturities of long-term debt are summarized as follows:

                  Year ending December 31
                  1999                          $   202
                  2000                               65
                  2001                               --
                  2002                               --
                  2003                           50,287
                  Thereafter                     10,500
                                                 ------
                  Total long-term debt          $61,054
                                                 ======

(6)      RETIREMENT PLANS

         The Company has eight defined benefit plans (excluding four such plans at a Canadian subsidiary), which cover the majority of its employees. Benefits under the plans are calculated on years of service; additionally, benefits for salaried employees are based on a formula including an average salary calculation, while benefits for union employees are based on fixed amounts for each year of service. Genlyte Thomas uses September 30 as the measurement date for the retirement plan disclosure of the five former Genlyte plans, and December 31 for the three former Thomas plans. The Company also has other defined contribution plans, including those covering certain former Genlyte and Thomas employees. The 1998 contributions for such plans were determined as provided by the Capitalization Agreement dated April 28, 1998.

         The Company's policy for funded plans is to make contributions equal to or greater than the requirements prescribed by the Employee Retirement Income Security Act. The plans' assets consist primarily of stocks and bonds.

         The amounts included in the consolidated balance sheet, based on the funded status of the five former Genlyte defined benefit plans at September 30, 1998 follow:

                                                          Retirement Benefits
                                                                  1998
Change in Benefit Obligations
  Benefit obligations at October 1, 1997                         $  --
  Service cost                                                       636
  Interest cost                                                    1,331
  Benefits paid                                                     (259)
  Obligations assumed by Genlyte Thomas                           59,456
  Other--primarily actuarial gain                                 (1,495)
                                                                  -------
  Benefit obligations at September 30, 1998                      $59,669
                                                                  ======

Change in Plan Assets
  Plan assets at fair value at October 1, 1997                   $  --
  Actual return on plan assets                                       742
  Employer contributions                                             380
  Benefits paid                                                     (259)
  Assets assumed by Genlyte Thomas                                44,228
                                                                  ------
  Plan assets at fair value at September 30, 1998                $45,091
                                                                  ======

Funded Status of the Plans
  Plan assets (less than) benefit obligations                   $(14,587)
  Unrecognized transition obligation at adoption                     381
  Unrecognized actuarial loss                                        332
  Unrecognized prior-service cost                                  2,320
                                                                  ------
  Accrued pension liability                                     $(11,545)
                                                                  ======

Balance Sheet Asset (Liability)
  Accrued benefit liability                                     $(14,895)
  Intangible asset                                                 1,840
  Accumulated other comprehensive income                           1,510
                                                                  ------
  Net liability recognized                                      $(11,545)
                                                                  ======

Assumptions as of September 30, 1998
  Discount rate                                                     6.75%
  Rate of compensation increase                                     5.00%
  Expected return on Plan assets                                    8.50%

Components of Net Periodic Benefit Costs
  Service cost                                                    $  636
  Interest cost                                                    1,331
  Expected return on Plan assets                                  (1,120)
  Amortization of prior-service cost                                  96
  Recognized actuarial loss                                           93
                                                                   -----
  Net pension expense of defined benefit plan                      1,036
                                                                   -----
  Multi-employer plans for certain union employees                    45
                                                                   -----
  Total benefit costs from inception through December 31, 1998    $1,081
                                                                   =====

A summary of the plans in which benefit obligations and accumulated benefit obligations exceed fair value of assets follows:

  Benefit obligation                                             $59,669
  Accumulated benefit obligation                                 $52,010
  Plan assets at fair value                                      $45,091

The Company provides post-retirement medical and life insurance benefits for certain former Thomas retirees and employees and accrues the cost of such benefits during the service lives of such employees. A 1 percent change in the assumed health care cost trend rate would have approximately a $300 effect on the post-retirement benefit obligation and an insignificant effect on the post-retirement benefit expense.

The amounts included in the consolidated balance sheet for the three defined benefit plans and post-retirement benefit plans assumed from Thomas and based on the funded status at December 31, 1998, follow:

                                             Retirement     Post-Retirement
                                              Benefits         Benefits
                                                1998             1998
                                                ----             ----
Change in Benefit Obligations
  Benefit obligations at January 1, 1998     $  --              $  --
  Service cost                                   137                  8
  Interest cost                                  472                 83
  Benefits paid                                 (404)              (166)
  Obligations assumed by Genlyte Thomas       21,223              3,638
  Other--primarily actuarial loss               --                   94
                                              ------              -----
  Benefit obligations at December 31, 1998   $21,428              $3,657
                                              ======               =====

Change in Plan Assets
  Plan assets at fair value at
    January 1, 1998                          $  --                  $ --
  Actual return on Plan assets                 3,967                  --
  Employer contributions                          45                 166
  Benefits paid                                 (404)               (166)
  Assets assumed by Genlyte Thomas            20,203                  --
                                              ------                 ---
  Plan assets at fair value at
    December 31, 1998                        $23,811                $ --
                                              ======                 ===

Funded Status of the Plans
  Plan assets in excess of (less than)
    benefit obligations                       $2,383             $(3,657)
  Unrecognized net obligation at adoption        106               3,008
  Unrecognized actuarial (gain)               (1,475)               (973)
  Unrecognized prior-service cost              1,697                  --
                                               -----                ----
  Prepaid pension asset (post-retirement
    liability)                                $2,711             $(1,622)
                                               =====               =====

Balance Sheet Asset (Liability)
  repaid benefit costs                        $1,603              $   --
  Accrued benefit liabilities                    (13)             (1,622)
  Intangible assets                            1,121                  --
                                               -----                ----
  Net asset (liability) recognized            $2,711             $(1,622)
                                               =====               =====

Assumptions as of December 31, 1998
  Discount rate                                 6.75%               6.75%
  Expected return on Plan assets                9.00%                  --
  Initial health care cost trend rate              --               8.00%
  Ultimate health care cost trend rate             --               4.50%
  Year ultimate trend is achieved                  --               2006

Components of Net Periodic Benefit Costs
  Service cost                                   $137               $  8
  Interest costs                                  472                 83
  Expected return on Plan assets                 (604)                --
  Amortization of transition amount                18                 --
  Amortization of prior-service cost               58                 --
  Recognized actuarial loss                        11                 69
                                                  ---                ---
  Net pension expense of defined benefit plan      92               $160
                                                                    ===
  Defined contribution plans                      720
  Multi-employer plans for certain union
    employees                                      71
                                                   --
  Total benefit costs from inception
    through December 31, 1998                    $883
                                                  ===

The Company also maintains four defined benefit plans covering substantially all the employees of a Canadian subsidiary. The amounts included in the consolidated balance sheet, based on the funded status of these defined benefit plans at December 31, 1998, follow:

                                                                           1998
                                                                           ----
Change in Benefit Obligations
  Benefit obligations at January 1, 1998                                 $  --
  Service cost                                                               70
  Interest cost                                                             102
  Benefit payments                                                          (72)
  Obligations assumed by Genlyte Thomas                                   4,418
  Member contributions                                                       44
                                                                          -----
  Benefit obligations at December 31, 1998                               $4,562
                                                                          =====

Change in Plan Assets
  Plan assets at fair value at January 1, 1998                           $  --
  Actual return on Plan assets                                              468
  Employer contributions                                                     60
  Member contributions                                                       45
  Benefits paid                                                             (72)
  Assets assumed by Genlyte Thomas                                        4,629
  Other                                                                    (100)
                                                                          -----
  Plan assets at fair value at December 31, 1998                         $5,030
                                                                          =====

Funded Status of Plans
  Plan assets in excess of benefit obligations                             $468
  Unrecognized actuarial loss                                               (54)
  Unrecognized transition obligation at adoption                            (36)
  Unrecognized prior-service credit                                         (78)
                                                                            ---
  Prepaid pension asset at December 31, 1998                               $300
                                                                            ===

Assumptions as of December 31, 1998
  Discount rate                                                             6.5%
  Rate of compensation increase                                             4.0%
  Expected return on Plan assets                                            6.5%

Components of Net Periodic Benefit Costs
  Service cost                                                             $ 70
  Interest cost                                                             102
  Expected return on Plan assets                                           (103)
  Amortization of transition amounts                                         (1)
  Amortization of prior-service cost                                          2
                                                                            ---
  Net benefit costs from inception through December 31, 1998               $ 70
                                                                            ===

(7)      ACCRUED EXPENSES

         Accrued expenses at December 31 consisted of the following:

                                                                        1998

              Salaries, wages, and withholdings                        $13,698
              Employee benefits                                         16,503
              Advertising and sales promotion                            8,168
              Foreign income and other taxes payable                     4,227
              Other accrued expenses                                    15,743
                                                                        ------
              Total accrued expenses                                   $58,339
                                                                        ======

(8)      LEASE COMMITMENTS

         The Company rents office space, equipment, and computers under non-cancelable operating leases. Rental expense during the period from inception through December 31, 1998, amounted to $1,398. Future required minimum rental payments as of December 31, 1998, were as follows:

              1999                                                     $ 5,330
              2000                                                       3,788
              2001                                                       2,935
              2002                                                       1,131
              2003                                                         969
              Thereafter                                                 1,941
                                                                        ------
              Total                                                    $16,094
                                                                        ======

(9)      CONTINGENCIES

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

         Additionally, the Company is a defendant and/or potentially responsible party, with other companies, in actions and proceedings under state and federal environmental laws, including the Federal Comprehensive Environmental Response Compensation and Liability Act, as Amended ("Superfund"). Management does not believe that the disposition of the lawsuits and/or proceedings will have a material effect on the Company's financial condition, results of operations, or liquidity.

(10)     SEGMENT REPORTING

         During the fourth quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's reportable operating segments include the Commercial Segment, the Residential Segment, and the Industrial and Other Segment. Intersegment sales are eliminated in consolidation and, therefore, are not presented in the table below.

         OPERATING SEGMENTS:

                                               Commercial         Residential         Industrial
                                                                                      and Other        Total
                                               ------------------ ------------------- ---------------- ---------------

           Net sales                                    $236,823             $49,300          $37,988        $324,111
           Operating profit                               22,891               2,293            3,593          28,777
           Assets                                        351,364              73,144           56,361         480,869
           Depreciation and amortization                   5,338               1,111              856           7,305
           Expenditures for property                    $  5,908             $ 1,230          $   948        $  8,086

(11)     GEOGRAPHICAL INFORMATION

         The Company has operations throughout North America. Information about the Company's operations by geographical area for the period from inception through December 31, 1998, follows. Foreign balances represent primarily Canada and some Mexico:

                                                                        United
                                                                        States         Foreign                  Total
                                                                        -------------- --------------- ---------------

           Net sales                                                         $283,052         $41,059          $324,111
           Operating profit                                                    25,393           3,384            28,777
           Assets                                                             420,572          60,297           480,869
           Depreciation and amortization                                        6,185           1,120             7,305
           Expenditures for property                                         $  6,357         $ 1,729          $  8,086


(12)  Related-Party Transactions

         The Company in the normal course of business has transactions with Genlyte and Thomas. These transactions consist primarily of interest payments to Thomas under the loan discussed in Note 5 and reimbursement for shared corporate expenses such as rent, office services, professional services, and shared personnel.

         For the period from inception through December 31, 1998, the Company had the following related party transactions:

             Payments to Thomas for:
a)             Interest under the loan agreement                            $461
               Reimbursement of corporate expenses                          $170
             Payments from Genlyte for reimbursement of corporate expenses  $ 31