Form 10-Q
period 1999-03-31
THOMAS INDUSTRIES INC
filed 1999-05-14
CIK 97886

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 1999
                               ----------------------------------------------


                         Commission File Number 1-5426.
                         -----------------------------



                               THOMAS INDUSTRIES INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                 61-0505332
--------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)


4360 Brownsboro Road, Louisville, Kentucky                     40207
----------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code         502/893-4600
                                                   -----------------------------

                                 Not Applicable
--------------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

The number of shares outstanding of issuer's Common Stock, $1 par value, as of May 1, 1999, was 15,774,272 shares.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)


                     THOMAS INDUSTRIES INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 (Dollars in Thousands Except Amounts Per Share)


                                                      Three Months Ended
                                                             March 31
                                                           1999       1998

Net sales                                                $46,301    $48,209
Cost of products sold                                     29,493     30,581
                                                          ------     ------
Gross profit                                              16,808     17,628
Selling, general, and
  administrative expenses                                 11,252     11,108
Equity income from Lighting                                4,985      3,111
                                                          ------     ------
Operating income                                          10,541      9,631
Interest expense                                           1,185      1,476
Interest income and other                                    501        179
                                                          ------     -------
Income before income taxes                                 9,857      8,334
Income taxes                                               3,983      3,084
                                                          ------     ------
Net income                                               $ 5,874    $ 5,250
                                                          ======     ======
Net income per share
    Basic                                                   $.37       $.33
    Diluted                                                 $.36       $.32

Dividends declared per share                              $0.075     $0.075

Weighted average number of shares outstanding
  Basic                                                   15,758     15,864
  Diluted                                                 16,141     16,405

Effective August 30, 1998, Thomas Industries Inc. ("Thomas") and The Genlyte Group ("Genlyte") formed Genlyte Thomas Group LLC ("GTG"), combining Thomas' lighting business with Genlyte (the "Joint Venture"). Genlyte has a 68% interest in GTG, and Thomas holds a 32% interest, which is accounted for using the equity method of accounting. Thomas changed its method of accounting for the Lighting business contributed to GTG to the equity method effective January 1, 1998, the beginning of Thomas' prior fiscal year, restating results for the quarters ended March 31 and June 30, 1998. The restatement of results using the equity method for the 1998 quarterly periods prior to consummation of the Joint Venture had no effect on net income or common shareholders' equity but did reduce its revenues, costs, assets, and liabilities, and changed certain components of cash flow.

See notes to condensed consolidated financial statements.

                     THOMAS INDUSTRIES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                       (Unaudited)
                                                         March 31    December 31
ASSETS                                                     1999         1998
                                                           ----         ----
Current assets
  Cash and cash equivalents                              $  10,658    $  18,205
  Accounts receivable, less allowance
    (1999--$709; 1998--$656)                                22,920       19,205
  Inventories:
    Finished products                                        4,956        5,352
     Raw materials                                           8,957        9,196
    Work in process                                          5,560        5,638
                                                         ---------    ---------
                                                            19,473       20,186
  Deferred income taxes                                      3,027        2,997
  Other current assets                                       3,828        3,650
                                                         ---------    ---------
                            Total current assets            59,906       64,243
Investment in GTG                                          151,660      147,386
Property, plant and equipment                               73,503       73,115
  Less accumulated depreciation and amortization            39,930       39,114
                                                         ---------    ---------
                                                            33,573       34,001
Note receivable from GTG                                    22,287       22,287
Intangible assets--less accumulated amortization             8,180        8,248
Other assets                                                 6,311        6,194
                                                         ---------    ---------
                                    Total assets         $ 281,917    $ 282,359
                                                         =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Notes payable                                          $     486    $     235
  Accounts payable                                           7,111        5,794
  Other current liabilities                                 21,981       20,592
  Current portion of long-term debt                          7,782        7,782
                                                         ---------    ---------
                       Total current liabilities            37,360       34,403
Deferred income taxes                                        5,810        5,863
Long-term debt (less current portion)                       40,555       48,298
Other long-term liabilities                                  4,308        3,108
                                                         ---------    ---------
                             Total liabilities              88,033       91,672
Shareholders' equity
  Preferred Stock, $1 par value
  3,000,000 shares authorized--none issued                    --           --
  Common Stock, $1 par value, shares authorized:
    60,000,000; shares issued: 1999 -- 17,514,424
                               1998 -- 17,485,909           17,514       17,486
  Capital surplus                                          110,595      110,412
  Retained earnings                                         92,970       88,277
  Accumulated other comprehensive income                    (6,073)      (4,351)
  Less cost of treasury shares:
    (1999--1,743,150; 1998--1,744,400)                     (21,122)     (21,137)
                                                         ---------    ---------
                      Total shareholders' equity           193,884      190,687
                                                         ---------    ---------
      Total liabilities and shareholders' equity         $ 281,917    $ 282,359
                                                         =========    =========

*Derived from the audited December 31, 1998, consolidated balance sheet. See notes to condensed consolidated financial statements.

                     THOMAS INDUSTRIES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in Thousands)

                                                            Three Months Ended
                                                                March 31
                                                                --------
                                                              1999        1998
                                                              ----        ----

Operating activities:
Net income                                                 $  5,874    $  5,250
Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
        Depreciation and amortization                         1,976       1,889
        Deferred income taxes                                    53         110
        Equity income from Lighting                          (4,985)     (3,111)
        Distributions from/cash used by Lighting                711     (10,945)
        Other items                                              28          24
        Changes in operating assets and liabilities:
               Accounts receivable                           (4,228)     (4,508)
               Inventories                                     (120)          4
               Accounts payable                               1,444      (1,454)
               Accrued expenses and other liabilities         3,082         293
               Other                                           (709)       (296)
                                                           --------    --------
Net cash provided by (used in) operating activities           3,126     (12,744)
                                                           --------    --------

Investing activities:
   Purchases of property, plant, and equipment               (1,986)     (1,347)
   Sale of property, plant, and equipment                      --             2
                                                           --------    --------
Net cash used in investing activities                        (1,986)     (1,345)
                                                           --------    --------

Financing activities:
   Proceeds from notes payable to banks, net                    281      18,708
   Payments on long-term debt, net                           (7,743)     (7,742)
   Dividends paid                                            (1,195)     (1,189)
   Other                                                        226          82
                                                           --------    --------
Net cash provided by (used in) financing activities          (8,431)      9,859
Effect of exchange rate change                                 (256)        (18)
                                                           --------    --------

Net decrease in cash and cash equivalents                    (7,547)     (4,248)

Cash and cash equivalents at beginning of period             18,205      17,352
                                                           --------    --------

Cash and cash equivalents at end of period                 $ 10,658    $ 13,104
                                                           ========    ========



See notes to condensed consolidated financial statements.

                     THOMAS INDUSTRIES INC. AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note A - Basis of Presentation
------------------------------

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

The results of operations for the three-month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Effective August 30, 1998, Thomas and Genlyte formed GTG, combining Thomas' lighting business with Genlyte. Genlyte has a 68% interest in GTG, and Thomas holds a 32% interest, which is accounted for using the equity method of accounting. Thomas changed its method of accounting for the Lighting business contributed to GTG to the equity method effective January 1, 1998, the beginning of Thomas' prior fiscal year, restating results for the quarters ended March 31 and June 30, 1998. The restatement of results using the equity method for the 1998 quarterly periods prior to consummation of the Joint Venture had no effect on net income or common shareholders' equity but did reduce its revenues, costs, assets, and liabilities, and changed certain components of cash flow. (See Note D.)

Note B - Contingencies
----------------------

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

Note C - Comprehensive Income
-----------------------------

For the three months ended March 31, comprehensive income was:

                                                   1999          1998
                                                   ----          ----

        Net income                               $5,874         $5,250
        Minimum pension liability                    --             --
        Foreign currency translation             (1,722)          (201)
                                                  -----          -----
        Comprehensive income                     $4,152         $5,049
                                                  =====          =====

Note D - Genlyte Thomas Group LLC
---------------------------------

The following table contains certain unaudited financial information for the Joint Venture. The Joint Venture was formed on August 30, 1998; therefore, only 1999 first quarter activity is reflected below.

                            Genlyte Thomas Group LLC
                         Condensed Financial Information
                             (Dollars in Thousands)

         Income statement for the three months ended March 31, 1999:

              Net sales                                 $237,476
              Gross profit                                79,953
              Earnings before interest and taxes          19,154
              Net income                                  17,232

         Balance sheet as of March 31, 1999:

              Current assets                             321,891
              Long-term assets                           179,327
              Current liabilities                        142,614
              Long-term liabilities                       76,909


Note E - Receivables from Affiliate
-----------------------------------

Included in Other Long-Term Assets at March 31, 1999, is $22,287,000 which represents a debt equalization note payable to Thomas by GTG related to the formation of the Joint Venture. Interest on the principal amount outstanding under the note accrues at a variable rate based on LIBOR plus the Offshore Rate Margin and is payable on a quarterly basis. The principal amount of the note is due on August 29, 2003, and may be prepaid in whole or in part at any time without premium or penalty.

Note F - Segment Disclosures
----------------------------

                                                       3/31/99          3/31/98
                                                       -------          -------
Revenues

Total net sales including intercompany sales
  Compressors & Vacuum Pumps                           $50,294          $53,138
  Lighting                                                 --               --
                                                        ------            -----
                                                       $50,294          $53,138
                                                        ======           ======

Intercompany sales
  Compressors & Vacuum Pumps                           $(3,993)         $(4,929)
  Lighting                                                  --               --
                                                         -----            -----
                                                       $(3,993)         $(4,929)

Net sales to unaffiliated customers
  Compressors & Vacuum Pumps                           $46,301          $48,209
  Lighting                                                  --               --
                                                         -----           ------
                                                       $46,301          $48,209
                                                        ======           ======

Operating Income
  Compressors & Vacuum Pumps                           $ 7,765           $8,654
  Lighting*                                              4,985            3,111
  Corporate                                             (2,209)          (2,134)
                                                        -------           ------
                                                       $10,541           $9,631
                                                        ======            =====

*Represents 32% of GTG net income less amortization of excess investment.



Item 2.  Management's   Discussion  and  Analysis   of  Financial  Position  and
         Results of Operations.

Results of Operations
---------------------

Net sales during the first quarter ended March 31, 1999, were $46.3 million compared to $48.2 million for the first quarter of 1998. The 1998 net sales reflect the application of the equity method with respect to the Company's lighting business, which was contributed to GTG effective August 30, 1998, retroactive to January 1, 1998, and therefore include only net sales for the Compressor & Vacuum Pump Segment. The majority of the decrease came in the European Compressor & Vacuum Pump Segment where sales dropped $1.5 million from prior-year levels. The decrease in net sales was caused by some of our larger OEMs and distributors being overstocked in late 1998 and early 1999.

Operating income for the first quarter ended March 31, 1999, was $10.5 million, or 9.4% higher than the prior-year amount of $9.6 million, primarily due to increased profitability from GTG. Net equity earnings increased to $5.0 million in the first quarter of 1999, compared to $3.1 million in the same period last year. The 1998 operating income reflects the application of the equity method for the Lighting Segment retroactive to January 1, 1998. The GTG earnings increase more than offset the lower first quarter operating income for the Compressor & Vacuum Pump Segment, which was attributable to lower sales.

Net income for the 1999 first quarter of $5.9 million was 11.3% higher than the $5.3 million for the comparable 1998 period. It was also a record for any first quarter in the Company's history. The increase over 1998 was due primarily to the increase in GTG's earnings and to lower interest expense as noted below.

Interest expense for the 1999 first quarter was $1.2 million, or 20.0% lower than the prior-year amount of $1.5 million. The decrease was attributed primarily to a significant reduction in short-term debt, which was higher in the first quarter of 1998 due to the funding of working capital needs of the Lighting business. Also, long-term debt of $7.7 was paid down on January 31, 1999, which reduced interest expense over the prior-year amount.

Included in Other Long-Term Assets at March 31, 1999,is $22,287,000 which represents the debt equalization note payable to Thomas by GTG related to the formation of the Joint Venture. Interest on the principal amount outstanding under the note accrues at a variable rate based on LIBOR plus the Offshore Rate Margin and is payable on a quarterly basis. The principal amount of the note is due on August 29, 2003, and may be prepaid in whole or in part at any time without premium or penalty.

Working capital of $22.5 million at March 31, 1999, is $7.3 million lower than the amount at December 31, 1998, primarily resulting from the long-term debt payment on January 31, 1999. Accounts receivable at March 31, 1999, have increased by 19.3% since December 31, 1998, due to higher sales volume. The number of days sales in receivables at March 31, 1999, compared to December 31, 1998, has decreased to 44.3 days from 49.1. Inventory turnover at March 31, 1999, of 5.1 times per year improved significantly from the December 31, 1998, level of 4.5.

Certain loan agreements of the Company include restrictions on working capital, operating leases, tangible net worth, and the payment of cash dividends and stock distributions. Under the most restrictive of these arrangements, retained earnings of $56.0 million are not restricted at March 31, 1999.

As of March 31, 1999, the Company had available credit of $12.5 million with banks under short-term borrowing arrangements which was unused, and a $30 million revolving line of credit that expires in 2002, which was unused. Anticipated funds from operations, along with available short-term credit, are expected to be sufficient to meet cash requirements in the year ahead. Cash in excess of operating requirements will continue to be invested in investment grade, short-term securities.

Year 2000 Issue
---------------

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

Plans for achieving internal Year 2000 compliance were finalized during 1996 and included a goal to be complete by the end of the third quarter 1998. Accordingly, the Company completed a high level analysis of the scope of the issues to be addressed, created a team of IT resources, and contracted with a major software consulting firm to assist in the Year 2000 remediation efforts. The discovery phase of the problems and the plan for remediation were completed in 1997. Remediation and testing have been completed on most systems during 1998. The objective of these efforts is to achieve Year 2000 compliance with a minimal effect on customer service or other disruption to, or loss of integrity in, business or financial operations. At this date, sources of potential failure have been identified, and we believe that they have all been remediated. We believe that all critical software is now compliant.

The Company has performed a preliminary assessment of its material non-Information Technology systems such as CAD systems, PBX systems, Environmental Control systems, Elevator Control systems, and NC devices and, based upon this preliminary assessment, believes that these systems are Year 2000 compliant.

The Company has initiated communications with its major suppliers and customers to determine their Year 2000 compliant status and to identify any issues or problems with respect to their Year 2000 preparedness that might adversely affect their companies. The Company is continuing its efforts to obtain such assurances from all critical suppliers. Failure of these third parties could have a material impact on operations and/or the Company's ability to deliver products. Contingency planning is being established and will be implemented in an effort to minimize any impact from Year 2000 related failures.

Through March 31, 1999, approximately $2.4 million in costs, which includes Compressors & Vacuum Pumps and Lighting costs, has been incurred in the Company's efforts to achieve Year 2000 compliant systems. These costs have been incurred over the 1996-1999 time frame and have not been, nor are expected to be, a material incremental cost having an impact on the Company's operations, financial condition, or liquidity and include the costs for both its Vacuum Pump & Compressor business and the Company's former Lighting business. These costs consist primarily of outsourced consulting and remediation efforts. Any remaining costs for the Company are expected to be less than $25,000. There have been no major system projects cancelled or delayed as a result of the Company's Year 2000 costs.

The above expectations are subject to uncertainties. For example, if the Company is unsuccessful in identifying or fixing all Year 2000 problems in our critical operations, or if we are affected by the inability of our suppliers or major customers to continue operations due to such problems, our results of operations or financial condition could be materially affected.

The Company has a minority interest in GTG, which has advised the Company that it is currently in the process of identifying and remediating its Year 2000 issues as well as conducting a review to gain reasonable assurances that its business partners are addressing Year 2000 issues. If GTG is unsuccessful in identifying or remediating all Year 2000 problems in its critical operations, or if it is affected by the inability of its suppliers or major customers to continue operations due to such problems, this could have an impact on the Company's financial results and condition.

New European Currency
---------------------

Eleven European countries (The European Monetary Union) have implemented a single currency zone as of January 1, 1999. The new currency (Euro) will eventually replace the existing currencies of the participating countries. It is expected that this transition from the various currencies to the Euro will occur over a three-year period. Since the Company's European Operations may have to accommodate dual currencies during this period, modifications to our third-party software at our European locations may be necessary. A team has been formed to monitor EMU developments, evaluate the requirements, develop and execute action plans and work with our third party software providers to address this issue.

While management currently believes the Company will be able to accommodate any required changes in its operations without significant costs, there can be no assurance that the Company, its customers, suppliers and service providers or government agencies will all meet the Euro currency requirements in a timely manner. Such failure to complete the necessary work on a timely basis could result in material financial risk.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company's long-term debt bears interest at fixed rates; therefore, the Company's results of operations would only be affected by interest rate changes to the extent that variable rate, short-term notes payable are outstanding. At March 31, 1999, short-term notes payable are not significant.

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

PART II. OTHER INFORMATION
-------- -----------------

Item 6.  Exhibits and Reports on Form 8-K

            (a)  Exhibits

                          10(h)      1995  Incentive  Stock Plan as Amended  and
                                     Restated  as  of  April  15,   1999,  filed
                                     herewith.

                          27         Financial Data Schedule.

(b)      No reports on Form 8-K were filed during the quarter.




                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THOMAS INDUSTRIES INC.
                                       -----------------------------------------
                                       Registrant


                                        /s/ Phillip J. Stuecker
                                       -----------------------------------------
                                       Phillip J. Stuecker, Vice President and
                                         Chief Financial Officer

Date      May 12, 1999
     -----------------------