Form 10-Q
period 1999-06-30
THOMAS INDUSTRIES INC
filed 1999-08-12
CIK 97886

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [ X ]

For the quarterly period ended:              June 30, 1999
                               ------------------------------------------------

                                       OR

TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [ ]

For the transition period from                        to
                              ------------------------  -----------------------


                         Commission File Number 1-5426.
                         ------------------------------



                              THOMAS INDUSTRIES INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Delaware                                        61-0505332
----------------------------------------          ------------------------------
    (State or other jurisdiction of                       (IRS Employer
     incorporation or organization)                    Identification No.)


4360 Brownsboro Road, Louisville, Kentucky                    40207
----------------------------------------          ------------------------------
  (Address of principal executive office)                  (Zip Code)


Registrant's telephone number, including area code:        502/893-4600
                                                  ------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of shares outstanding of issuer's Common Stock, $1 par value, as of July 31, 1999, was 15,797,124 shares.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)


                     THOMAS INDUSTRIES INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 (Dollars in Thousands Except Amounts Per Share)

                                       Three Months Ended     Six Months Ended
                                           June 30                 June 30
                                      ------------------      ------------------

                                       1999        1998        1999        1998
                                       ----        ----        ----        ----

Net sales                            $47,467      $46,336     $93,768    $94,545
Cost of products sold                 30,391       29,058      59,884     59,639
                                      ------       ------      ------     ------
Gross profit                          17,076       17,278      33,884     34,906

Selling, general, and
  administrative expenses             10,100       10,075      21,352     21,183
Equity income from Lighting            5,652        5,211      10,637      8,322
                                      ------       ------      ------     ------
Operating income                      12,628       12,414      23,169     22,045
Interest expense                       1,137        1,581       2,322      3,057
Interest income and other                543           79       1,044        258
                                      ------       ------      ------     ------
Income before income taxes            12,034       10,912      21,891     19,246
Income taxes                           4,753        4,037       8,736      7,121
                                      ------       ------      ------     ------
Net income                           $ 7,281      $ 6,875     $13,155    $12,125
                                      ======       ======      ======     ======
Net income per share
  Basic                                 $.46         $.43        $.83       $.76
  Diluted                               $.45         $.42        $.81       $.74

Dividends declared per share           $.075        $.075        $.15       $.15

Weighted average number of
  shares outstanding
  Basic                               15,791       15,874      15,775     15,869
  Diluted                             16,254       16,524      16,188     16,474

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

                     THOMAS INDUSTRIES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                      (Unaudited)
                                                        June 30    December 31
                                                         1999         1998*
                                                         ----         ----

ASSETS
Current assets
  Cash and cash equivalents                           $ 14,862    $ 18,205
  Accounts receivable, less allowance
       (1999--$632; 1998--$656)                         23,078      19,205
  Inventories:
       Finished products                                 5,237       5,352
       Raw materials                                     8,427       9,196
       Work in process                                   4,457       5,638
                                                       -------     -------
                                                        18,121      20,186
  Deferred income taxes                                  2,867       2,997
  Other current assets                                   4,216       3,650
                                                       -------     -------
                            Total current assets        63,144      64,243
Investment in GTG                                      153,224     147,386
Property, plant, and equipment                          73,977      73,115
  Less accumulated depreciation and amortization        41,249      39,114
                                                       -------     -------
                                                        32,728      34,001
Note receivable from GTG                                22,287      22,287
Intangible assets--less accumulated amortization         7,733       8,248
Other assets                                             5,086       6,194
                                                       -------     -------
                                    Total assets      $284,202    $282,359
                                                       =======     =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Notes payable                                       $   -0-     $    235
  Accounts payable                                       6,764       5,794
  Other current liabilities                             19,717      20,592
  Current portion of long-term debt                      7,782       7,782
                                                       -------     -------
                       Total current liabilities        34,263      34,403
Deferred income taxes                                    5,738       5,863
Long-term debt (less current portion)                   40,555      48,298
Other long-term liabilities                              4,281       3,108
                                                       -------     -------
                               Total liabilities        84,837      91,672

Shareholders' equity
  Preferred Stock, $1 par value,
  3,000,000 shares authorized--none issued               --            --
  Common Stock, $1 par value, shares authorized:
    60,000,000; 1999--17,533,893
                1998--17,485,909                        17,534      17,486
  Capital surplus                                      110,658     110,412
  Retained earnings                                     99,066      88,277
  Accumulated other comprehensive income                (6,771)     (4,351)
  Less cost of treasury shares:
       (1999--1,743,150; 1998--1,744,400)              (21,122)    (21,137)
                                                       -------     -------
                      Total shareholders' equity       199,365     190,687
                                                       -------     -------
      Total liabilities and shareholders' equity      $284,202    $282,359
                                                       =======     =======

*Derived from the audited December 31, 1998, consolidated balance sheet. See notes to condensed consolidated financial statements.

                     THOMAS INDUSTRIES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in Thousands)

                                                            Six Months Ended
                                                                June 30
                                                            ----------------
                                                            1999       1998

Operating activities:
  Net income                                              $13,155     $12,125
  Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
       Depreciation and amortization                        3,933       3,748
       Deferred income taxes                                  200         311
       Equity income from Lighting                        (10,637)     (8,322)
       Distributions from/cash used by Lighting             5,390     (13,017)
       Other items                                             56         316
       Changes in operating assets and liabilities:
         Accounts receivable                               (4,619)     (3,979)
         Inventories                                          847        (298)
         Accounts payable                                   1,177      (3,330)
         Accrued expenses and other liabilities               892      (1,301)
         Other                                                474      (2,962)
                                                           ------     -------
Net cash provided by (used in) operating activities        10,868     (16,709)

Investing activities:
  Purchases of property, plant, and equipment              (3,270)     (2,901)
  Sale of property, plant, and equipment                       12           1
                                                           ------     -------
Net cash used in investing activities                      (3,258)     (2,900)

Financing activities:
  (Payments on) proceeds from notes payable
       to banks, net                                         (218)     19,348
  Payments on long-term debt, net                          (7,743)     (6,505)
  Dividends paid                                           (2,377)     (2,379)
  Other                                                      (282)        141
                                                           ------     -------
Net cash provided by (used in) financing activities       (10,620)     10,605
Effect of exchange rate change                               (333)        (50)
                                                           -------     ------

Net decrease in cash and cash equivalents                  (3,343)     (9,054)

Cash and cash equivalents at beginning of period           18,205      17,352
                                                           ------      ------

Cash and cash equivalents at end of period                $14,862     $ 8,298
                                                           ======      ======

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

The results of operations for the six-month period ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

Note C - Comprehensive Income
-----------------------------

Reconciliation of net income to total comprehensive income for the periods indicated follows.

For the three months ended June 30:           1999                  1998
                                              ----                  ----

       Net income                            $7,281                $6,875
       Minimum pension liability                  1                   --
       Foreign currency translation            (699)                 (601)
                                              -----                 -----
       Comprehensive income                  $6,583                $6,274
                                              =====                 =====

For the six months ended June 30:

       Net income                           $13,155               $12,125
       Minimum pension liability                  1                  --
       Foreign currency translation          (2,421)                 (802)
                                             ------                ------
       Comprehensive income                 $10,735               $11,323
                                             ======                ======

Note D - Genlyte Thomas Group LLC
---------------------------------

The following table contains certain unaudited financial information for the Joint Venture.

                            Genlyte Thomas Group LLC
                         Condensed Financial Information
                             (Dollars in Thousands)

       Balance sheet as of June 30, 1999:

                Current assets                        $330,385
                Long-term assets                       210,095
                Current liabilities                    132,347
                Long-term liabilities                  119,905

                                                Three Months     Six Months
                                                    Ended          Ended
                                                June 30, 1999   June 30, 1999
                                                -------------   -------------
       Income statement:

                Net sales                          $243,645        $481,121
                Gross profits                        79,470         156,848
                Earnings before interest and taxes   21,236          40,390
                Net income*                          19,314          36,546

   *Amounts recorded by Thomas Industries Inc.:

                Equity income from GTG               $6,181         $11,695
                Amortization of excess investment      (529)         (1,058)
                                                      -----          ------
                Equity income reported by Thomas     $5,652         $10,637
                                                      =====          ======

Note E - Receivables from Affiliate
-----------------------------------

Included in Other Long-Term Assets at June 30, 1999, is $22,287,000 which represents a debt equalization note payable to Thomas by GTG related to the formation of the Joint Venture. Interest on the principal amount outstanding under the note accrues at a variable rate based on LIBOR plus the Offshore Rate Margin and is payable on a quarterly basis. The principal amount of the note is due on August 29, 2003, and may be prepaid in whole or in part at any time without premium or penalty.

Note F - Segment Disclosures
----------------------------

                                       Three Months Ended  Six Months Ended
                                            June 30            June 30
                                         -------------      --------------
                                         1999     1998      1999      1998
                                         ----     ----      ----      ----

Total net sales including
  intercompany sales
       Compressors & Vacuum Pumps      $51,007  $51,055   $101,301  $104,193


Intercompany sales
       Compressors & Vacuum Pumps      $(3,540) $(4,719)  $ (7,533) $ (9,648)
                                        ------   ------    -------   -------


Net sales to unaffiliated customers
       Compressors & Vacuum Pumps      $47,467  $46,336   $ 93,768  $ 94,545
                                        ======   ======    =======   =======


Operating income
       Compressors & Vacuum Pumps      $ 8,363  $ 8,724   $ 16,128  $ 17,378
       Lighting*                         5,652    5,211     10,637     8,322
       Corporate                        (1,387)  (1,521)    (3,596)   (3,655)
                                        ------   ------    -------   -------
                                       $12,628  $12,414   $ 23,169  $ 22,045
                                        ======   ======    =======   =======

*Represents 32% of GTG net income less amortization of excess investment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Net sales during the second quarter ended June 30, 1999, which were a record for any second quarter for the Compressor & Vacuum Pump business, were $47.5 million compared to $46.3 million for the second quarter 1998. The 1998 net sales reflect the application of the equity method with respect to the Company's lighting business, which was contributed to GTG effective August 30, 1998, retroactive to January 1, 1998, and therefore include only net sales for the Compressor & Vacuum Pump Segment. The North American operations improved over the first quarter results and rebounded significantly from a weak 1998 second quarter. Our European operations continue to be soft, including sales to the U.S. market. Net sales for the six-month period ended June 30, 1999, were $93.8 million compared to $94.5 million for the prior year. The shortfall was attributable to a weak first quarter in 1999, primarily from softness in European sales.

Operating income for the second quarter ended June 30, 1999, was $12.6 million compared to $12.4 million for the second quarter 1998. The $8.4 million posted in the second quarter of 1999 by the Compressor & Vacuum Pump Segment improved nicely over the $7.8 million recorded in the first quarter of 1999 but was slightly off from the $8.7 million in the second quarter 1998. North American operating income improved over the second quarter of 1998 due to stronger sales. European operating income decreased from the second quarter 1998 level due to lower sales related to a general weakness in the European market and competitive pressures in the U.S. market. Net equity earnings from GTG also contributed favorably to the second quarter 1999 improvement over 1998 by $.4 million. The 1998 operating income reflects the application of the equity method for the Lighting Segment retroactive to January 1, 1998. Operating income for the six-month period ended June 30, 1999, was $23.2 million compared to $22.0 million for the six-month period in 1998. This increase was due to the strength of the GTG earnings, which more than offset the reduction in our Compressor & Vacuum Pump Segment.

Net income for the 1999 second quarter of $7.3 million was 5.9% higher than the $6.9 million for the comparable 1998 period. It was also a record for any quarter in the Company's history. Net income for the six-month period ended June 30, 1999, was $13.2 million compared to $12.1 million for the six-month period in 1998. The quarter and six-month increases over 1998 were due primarily to the increase in GTG's earnings, lower interest expense, and higher interest income as noted below.

Interest expense for the 1999 second quarter was $1.1 million, or 28.1% lower than the prior-year amount of $1.6 million. The decrease was attributed primarily to a significant reduction in short-term debt, which was higher in the second quarter of 1998 due to the funding of working capital needs of the Lighting business. Also, long-term debt of $7.7 million was paid down on January 31, 1999, which reduced interest expense over the prior-year amount. Interest income was $.3 million higher in the 1999 second quarter versus the 1998 second quarter. The six-month period for 1999 reflected a $.6 million increase in interest income over the prior year. These increases are primarily due to interest received from GTG on a $22,287,000 note payable to Thomas.

Included in Other Long-Term Assets at June 30, 1999,is $22,287,000 which represents the debt equalization note payable to Thomas by GTG related to the formation of the Joint Venture. Interest on the principal amount outstanding under the note accrues at a variable rate based on LIBOR plus the Offshore Rate Margin and is payable on a quarterly basis. The principal amount of the note is due on August 29, 2003, and may be prepaid in whole or in part at any time without premium or penalty.

Working capital of $28.9 million at June 30, 1999, is $1.0 million lower than the amount at December 31, 1998. Accounts receivable at June 30, 1999, have increased by 20.2% since December 31, 1998, due to higher sales volume. The number of days sales in receivables at June 30, 1999, compared to December 31, 1998, has decreased to 46.9 days from 49.1. Inventory turnover at June 30, 1999, of 5.3 times per year improved significantly from the December 31, 1998, level of 4.5.

Certain loan agreements of the Company include restrictions on working capital, operating leases, tangible net worth, and the payment of cash dividends and stock distributions. Under the most restrictive of these arrangements, retained earnings of $60.2 million are not restricted at June 30, 1999.

As of June 30, 1999, the Company had available credit of $12.0 million with banks under short-term borrowing arrangements which was unused, and a $30 million revolving line of credit that expires in 2002, which was unused. Anticipated funds from operations, along with available short-term credit, are expected to be sufficient to meet cash requirements in the year ahead. Cash in excess of operating requirements will continue to be invested in investment grade, short-term securities.

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

Plans for achieving internal Year 2000 compliance were finalized during 1996 and included a goal to be complete by the end of the third quarter 1998. Accordingly, the Company completed a high level analysis of the scope of the issues to be addressed, created a team of IT resources, and contracted with a major software consulting firm to assist in the Year 2000 remediation efforts. The discovery phase of the problems and the plan for remediation were completed in 1997. Remediation and testing were completed on most systems during 1998. The objective of these efforts is to achieve Year 2000 compliance with a minimal effect on customer service or other disruption to, or loss of integrity in, business or financial operations. At this date, sources of potential failure have been identified, and we believe that they have all been remediated. We believe that all critical software is now compliant.

The Company has performed a preliminary assessment of its material non-Information Technology systems such as CAD systems, PBX systems, Environmental Control systems, Elevator Control systems, and numeric control devices and, based upon this preliminary assessment, believes that these systems are Year 2000 compliant.

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

Through June 30, 1999, approximately $2.4 million in costs, which includes Compressors & Vacuum Pumps and Lighting costs, has been incurred in the Company's efforts to achieve Year 2000 compliant systems. These costs have been incurred over the 1996-1999 time frame and have not been, nor are expected to be, a material incremental cost having an impact on the Company's operations, financial condition, or liquidity and include the costs for both its Vacuum Pump & Compressor business and the Company's former Lighting business. These costs consist primarily of outsourced consulting and remediation efforts. Any remaining costs for the Company are expected to be less than $25,000. There have been no major system projects cancelled or delayed as a result of the Company's Year 2000 costs.

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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company's long-term debt bears interest at fixed rates; therefore, the Company's results of operations would only be affected by interest rate changes to the extent that variable rate, short-term notes payable are outstanding. At June 30, 1999, short-term notes payable are not significant.

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



PART II. OTHER INFORMATION
-------  -----------------

Item 4.  Submission of Matters to a Vote of Security Holders

              (a) A regular Annual Meeting of Shareholders was held on April 15, 1999

              (b) Class I Directors elected at the Annual Meeting of Shareholders were Gene P. Gardner, Lawrence E. Gloyd, and William M. Jordan. Directors whose term of office as a director continued after the meeting were Timothy C. Brown, Wallace H. Dunbar, H. Joseph Ferguson, Franklin J. Lunding, Jr., and Anthony A. Massaro.

              (c) The voting at the Annual Meeting of Shareholders was as follows:


                          Proposal No. 1 -- Election of Directors

                                                   For          Withheld
                                                   ---          --------

                           Gene P. Gardner       13,548,326     159,355
                           Lawrence E. Gloyd     13,542,668     165,013
                           William M. Jordan     13,556,440     151,241

                           Proposal No. 2 -- Approval of the amendment of the Corporation's 1995 Incentive Stock Plan to increase the number of shares of Common Stock reserved for the Plan by 750,000 shares

                                     For          Against        Abstain
                                     ---          -------        -------

                                  10,329,072     3,275,072       103,537


Item 6.  Exhibits and Reports on Form 8-K

              (a)  Exhibits

                   (27)     Financial Data Schedule.

              (b)  No reports on Form 8-K were filed during the quarter.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                THOMAS INDUSTRIES INC
                                       ---------------------------------------
                                                    Registrant

                                              /s/ Phillip J. Stuecker
                                       ---------------------------------------
                                       Phillip J. Stuecker, Vice President and
                                         Chief Financial Officer

Date    August 12, 1999