Form 10-Q
period 1999-09-30
THOMAS INDUSTRIES INC
filed 1999-11-12
CIK 97886

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [ X ]

For the quarterly period ended:        September 30, 1999
                               -------------------------------------------------

                                       OR

TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [ ]

For the transition period from                 to
                              ----------------   -------------------------------

                         Commission File Number 1-5426.
                         ------------------------------



                              THOMAS INDUSTRIES INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Delaware                                       61-0505332
            --------                                       ----------
    (State or other jurisdiction of                       (IRS Employer
     incorporation or organization)                    Identification No.)


4360 Brownsboro Road, Louisville, Kentucky                    40207
------------------------------------------                    -----
  (Address of principal executive office)                  (Zip Code)


Registrant's telephone number, including area code:        502/893-4600
                                                   -----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of shares outstanding of issuer's Common Stock, $1 par value, as of October 30, 1999, was 15,822,942 shares.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)


                     THOMAS INDUSTRIES INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 (Dollars in Thousands Except Amounts Per Share)

                                       Three Months Ended      Nine Months Ended
                                          September 30           September 30
                                        -------------------     --------------

                                         1999       1998        1999      1998
                                         ----       ----        ----      ----




Net sales                              $ 39,856   $ 43,147   $133,624   $137,691
Cost of products sold                    25,503     27,302     85,387     86,940
                                       --------   --------   --------   --------
Gross profit                             14,353     15,845     48,237     50,751

Selling, general, and
  administrative expenses                 9,284      9,948     30,636     31,131
Equity income from Lighting               6,351      6,908     16,988     15,230
                                       --------   --------   --------   --------
Operating income                         11,420     12,805     34,589     34,850
Interest expense                          1,130      1,593      3,452      4,650
Interest income and other                   558         78      1,602        336
                                       --------   --------   --------   --------
Income before income taxes               10,848     11,290     32,739     30,536
Income taxes                              4,100      4,240     12,836     11,361
                                       --------   --------   --------   --------
Net income                             $  6,748   $  7,050   $ 19,903   $ 19,175
                                       ========   ========   ========   ========
Net income per share
  Basic                                $    .43   $    .44   $   1.26   $   1.21
  Diluted                              $    .42   $    .43   $   1.23   $   1.16

Dividends declared per share           $   .075   $   .075   $   .225   $   .225

Weighted average number of
  shares outstanding
  Basic                                  15,812     15,881     15,787     15,873
  Diluted                                16,240     16,461     16,194     16,468

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



                     THOMAS INDUSTRIES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                     (Unaudited)
                                                     September 30   December 31
                                                         1999         1998*
                                                         ----         -----
ASSETS
Current assets
  Cash and cash equivalents                            $  14,268    $  18,205
  Accounts receivable, less allowance
       (1999--$662; 1998--$656)                           20,578       19,205
  Inventories:
       Finished products                                   5,534        5,352
       Raw materials                                       8,808        9,196
       Work in process                                     4,963        5,638
                                                       ---------    ---------
                                                          19,305       20,186
  Deferred income taxes                                    3,341        2,997
  Other current assets                                     4,601        3,650
                                                       ---------    ---------
                            Total current assets          62,093       64,243
Investment in GTG                                        157,219      147,386
Property, plant, and equipment                            76,376       73,115
  Less accumulated depreciation and amortization          43,292       39,114
                                                       ---------    ---------
                                                          33,084       34,001
Note receivable from GTG                                  22,287       22,287
Intangible assets--less accumulated amortization           7,850        8,248
Other assets                                               4,875        6,194
                                                       ---------    ---------
                                    Total assets       $ 287,408    $ 282,359
                                                       =========    =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Notes payable                                        $      95    $     235
  Accounts payable                                         5,791        5,794
  Other current liabilities                               17,286       20,592
  Current portion of long-term debt                        7,782        7,782
                                                       ---------    ---------
                       Total current liabilities          30,954       34,403
Deferred income taxes                                      5,789        5,863
Long-term debt (less current portion)                     40,529       48,298
Other long-term liabilities                                4,176        3,108
                                                       ---------    ---------
                               Total liabilities          81,448       91,672


Shareholders' equity
  Preferred Stock, $1 par value,
  3,000,000 shares authorized--none issued                  --           --
  Common Stock, $1 par value, shares authorized:
    60,000,000; 1999--17,551,429
                1998--17,485,909                          17,551       17,486
  Capital surplus                                        110,821      110,412
  Retained earnings                                      104,629       88,277
  Accumulated other comprehensive income                  (5,919)      (4,351)
  Less cost of treasury shares:
       (1999--1,743,150; 1998--1,744,400)                (21,122)     (21,137)
                                                       ---------    ---------
                      Total shareholders' equity         205,960      190,687
                                                       ---------    ---------
      Total liabilities and shareholders' equity       $ 287,408    $ 282,359
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

                     THOMAS INDUSTRIES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in Thousands)

                                                            Nine Months Ended
                                                               September 30
                                                               ------------

                                                              1999       1998

Operating activities:
  Net income                                               $ 19,903    $ 19,175
  Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
       Depreciation and amortization                          5,711       5,642
       Deferred income taxes                                   (248)        658
       Equity income from Lighting                          (16,988)    (15,230)
       Distributions from/cash used by Lighting               6,575     (18,128)
       Other items                                               86         317
       Changes in operating assets and liabilities:
         Accounts receivable                                 (1,871)     (3,160)
         Inventories                                             54         572
         Accounts payable                                       134      (2,952)
         Accrued expenses and other liabilities              (1,818)     (1,921)
         Other                                                  204      (4,142)
                                                           --------    --------
Net cash provided by (used in) operating activities          11,742     (19,169)

Investing activities:
  Purchases of property, plant, and equipment                (5,108)     (4,648)
  Sale of property, plant, and equipment                         15          60
                                                           --------    --------
  Net cash used in investing activities                      (5,093)     (4,588)

Financing activities:
  (Payments on) proceeds from notes payable
       to banks, net                                           (133)     22,265
  Payments on long-term debt, net                            (7,769)     (6,517)
  Dividends paid                                             (3,560)     (3,571)
  Other                                                       1,069         179
                                                           --------    --------
Net cash provided by (used in) financing activities         (10,393)     12,356
Effect of exchange rate change                                 (193)        206
                                                           --------    --------

Net decrease in cash and cash equivalents                    (3,937)    (11,195)

Cash and cash equivalents at beginning of period             18,205      17,352
                                                           --------    --------

Cash and cash equivalents at end of period                 $ 14,268    $  6,157
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

The results of operations for the nine-month period ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

Note C - Comprehensive Income
-----------------------------

Reconciliation of net income to total comprehensive income for the periods indicated follows.


For the three months ended September 30:              1999             1998
                                                      ----             ----

       Net income                                    $6,748           $7,050
       Minimum pension liability                        --              (287)
       Foreign currency translation                     852            1,294
                                                      -----            -----
       Comprehensive income                          $7,600           $8,057
                                                      =====            =====

For the nine months ended September 30:

       Net income                                   $19,903          $19,175
       Minimum pension liability                          1             (287)
       Foreign currency translation                  (1,569)             492
                                                     ------           ------
       Comprehensive income                         $18,335          $19,380
                                                     ======           ======


Note D - Genlyte Thomas Group LLC
---------------------------------

The following table contains certain unaudited financial information for the Joint Venture.

                            Genlyte Thomas Group LLC
                         Condensed Financial Information
                             (Dollars in Thousands)

       Balance sheet as of September 30, 1999:

                Current assets                             $329,712
                Long-term assets                            234,362
                Current liabilities                         163,837
                Long-term liabilities                        97,865

                                                  Three Months      Nine Months
                                                      Ended           Ended
                                                  Sept 30, 1999    Sept 30, 1999
                                                  -------------    -------------
       Income statement:

                Net sales                              $257,811       $738,932
                Gross profit                             87,808        244,656
                Earnings before interest and taxes       25,171         65,561
                Net income*                              21,503         58,049

   *Amounts recorded by Thomas Industries Inc.:

                Equity income from GTG                   $6,881        $18,576
Amortization of excess investment                          (530)        (1,588)
                                                          -----         ------
                Equity income reported by Thomas         $6,351        $16,988
                                                          =====         ======

Note E - Receivables from Affiliate
-----------------------------------

Included in Other Long-Term Assets at September 30, 1999, and December 31, 1998, is $22,287,000 which represents a debt equalization note payable to Thomas by GTG related to the formation of the Joint Venture. Interest on the principal amount outstanding under the note accrues at a variable rate based on LIBOR plus the Offshore Rate Margin and is payable on a quarterly basis. The principal amount of the note is due on August 29, 2003, and may be prepaid in whole or in part at any time without premium or penalty.


Note F - Segment Disclosures
----------------------------

                                        Three Months Ended      Nine Months Ended
                                          September 30            September 30
                                          ------------            ------------
                                         1999         1998        1999         1998
                                         ----         ----        ----         ----
Total net sales including
  intercompany sales
       Compressors & Vacuum Pumps     $  43,940    $  47,270    $ 145,241    $ 151,462


Intercompany sales
       Compressors & Vacuum Pumps     $  (4,084)   $  (4,123)   $ (11,617)   $ (13,771)
                                      ---------    ---------    ---------    ---------


Net sales to unaffiliated customers
       Compressors & Vacuum Pumps     $  39,856    $  43,147    $ 133,624    $ 137,691
                                      =========    =========    =========    =========


Operating income
       Compressors & Vacuum Pumps     $   6,451    $   7,273    $  22,579    $  24,651
       Lighting*                          6,351        6,908       16,988       15,230
       Corporate                         (1,382)      (1,376)      (4,978)      (5,031)
                                      ---------    ---------    ---------    ---------
                                      $  11,420    $  12,805    $  34,589    $  34,850
                                      =========    =========    =========    =========

*Represents 32% of GTG net income less amortization of excess investment.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Net sales during the third quarter ended September 30, 1999, were $39.9 million compared to $43.1 million for the third quarter 1998. Since the Company's Lighting business was contributed to GTG effective August 30, 1998, the 1998 net sales reflect the application of the equity method, retroactive to January 1, 1998, and therefore include only net sales for the Compressor & Vacuum Pump operations. The North American operations and the European operations declined from the third quarter 1998 sales levels. Several of our major OEM customers cancelled or pushed out orders due to slack demand in their end markets, which contributed to this decline. Net sales for the nine-month period ended September 30, 1999, were $133.6 million compared to $137.7 million for the prior year. For the nine-month period, the North American operations showed a slight improvement over the prior-year period, while the European operations declined compared to the prior year.

Operating income for the third quarter ended September 30, 1999, was $11.4 million compared to $12.8 million for the third quarter 1998. For the quarter, both the North American and European Compressor & Vacuum Pump operations showed decreases compared to the 1998 third quarter. This resulted primarily from the reduced sales levels. Our Lighting results reflect the application of the equity method retroactive to January 1, 1998. Therefore, the prior-year results for January through August included pretax operating income from the Thomas Lighting operations. After the GTG joint venture was formed on August 30, 1998, all subsequent Lighting results also include our 32 percent share of foreign taxes and interest expense. This makes meaningful comparisons to the prior year's quarter and year-to-date Lighting results very difficult. Our third quarter 1999 net equity earnings from GTG were $6.4 million, compared to $6.9 million for the prior-year quarter. As mentioned above, Thomas' share of GTG's quarterly earnings was lower than the prior year's Lighting results due to the manner in which foreign taxes and interest expense are accounted for under the equity method of accounting. After adjusting for these items, the earnings, which included two months of Thomas' former operations and one month of GTG results, would be up over prior years' levels. Operating income for the nine-month period ended September 30, 1999, was $34.6 million compared to $34.9 for the nine-month period in 1998. The North American operations reflected an improvement over the prior-year period, while the European operations showed a decrease for the 1998 nine-month period. An increase in the GTG earnings for the nine-month period helped to offset some of the reduction in the Compressor & Vacuum Pump results.

Net income for the 1999 third quarter of $6.7 million was 4.3% lower than the $7.1 million for the comparable 1998 period. This reduction was primarily related to the lower sales levels. Net income for the nine-month period ended September 30, 1999, was $19.9 million compared to $19.2 million for the nine-month period in 1998. The first nine months of 1999 were the highest for any previous first nine-month period in the Company's history.

Interest expense for the 1999 third quarter was $1.1 million, or 29.1% lower than the prior-year amount of $1.6 million. The decrease was attributed primarily to a significant reduction in short-term debt, which was higher in the third quarter of 1998 due to the funding of working capital needs of the Lighting business. Also, long-term debt of $7.7 million was paid down on January 31, 1999, which reduced interest expense over the prior-year amount. Interest income was $.3 million higher in the 1999 third quarter versus the 1998 third quarter. The nine-month period for 1999 reflected a $.9 million increase in interest income over the prior year. These increases are the result of improved cash flows and interest received from GTG on a $22,287,000 note payable to Thomas.

Included in Other Long-Term Assets at September 30, 1999,is $22,287,000 which represents the debt equalization note payable to Thomas by GTG related to the formation of the Joint Venture. Interest on the principal amount outstanding under the note accrues at a variable rate based on LIBOR plus the Offshore Rate Margin and is payable on a quarterly basis. The principal amount of the note is due on August 29, 2003, and may be prepaid in whole or in part at any time without premium or penalty.

Working capital of $31.1 million at September 30, 1999, is $1.3 million higher than the amount at December 31, 1998. Accounts receivable at September 30, 1999, have increased by 7.1% since December 31, 1998, due to seasonality in our sales volume. The number of days sales in receivables at September 30, 1999, compared to December 31, 1998, has decreased to 48.3 days from 49.1. Inventory turnover at September 30, 1999, of 5.1 times per year improved significantly from the December 31, 1998, level of 4.5.

Certain loan agreements of the Company include restrictions on working capital, operating leases, tangible net worth, and the payment of cash dividends and stock distributions. Under the most restrictive of these arrangements, retained earnings of $64.1 million are not restricted at September 30, 1999.

As of September 30, 1999, the Company had available credit of $7.9 million with banks under short-term borrowing arrangements which was unused. Due to improved cash flows, the Company dissolved the $30 million revolving line of credit. Anticipated funds from operations, along with available short-term credit, are expected to be sufficient to meet cash requirements in the year ahead. Cash in excess of operating requirements will continue to be invested in investment grade, short-term securities.

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

The Company has performed an assessment of its material non-Information Technology systems such as CAD systems, PBX systems, Environmental Control systems, Elevator Control systems, and numeric control devices and, based upon this assessment, believes that these systems are Year 2000 compliant.

The Company has communicated with its major suppliers and customers to determine their Year 2000 compliant status and to identify any issues or problems with respect to their Year 2000 preparedness that might adversely affect their companies. The Company is continuing its efforts to obtain such assurances from all critical suppliers. Failure of these third parties could have a material impact on operations and/or the Company's ability to deliver products. Contingency planning is being established and will be implemented in an effort to minimize any impact from Year 2000 related failures.

Through September 30, 1999, approximately $2.4 million in costs, which includes Compressors & Vacuum Pumps and Lighting costs, has been incurred in the Company's efforts to achieve Year 2000 compliant systems. These costs have been incurred over the 1996-1999 time frame and have not been, nor are expected to be, a material incremental cost having an impact on the Company's operations, financial condition, or liquidity and include the costs for both its Vacuum Pump & Compressor business and the Company's former Lighting business. These costs consist primarily of outsourced consulting and remediation efforts. Any remaining costs for the Company are expected to be less than $25,000. There have been no major system projects cancelled or delayed as a result of the Company's Year 2000 costs.

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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company's long-term debt bears interest at fixed rates; therefore, the Company's results of operations would only be affected by interest rate changes to the extent that variable rate, short-term notes payable are outstanding. At September 30, 1999, short-term notes payable are not significant.

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


PART II. OTHER INFORMATION
-------  -----------------

Item 6.  Exhibits and Reports on Form 8-K

                  (a)     Exhibits

                         10(h) (Corrected) 1995 Incentive Stock Plan as Amended and Restated as of April 15, 1999.

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

                                           THOMAS INDUSTRIES INC.
                                           ----------------------
                                                 Registrant

                                        /s/ Phillip J. Stuecker
                                       ---------------------------------------
                                       Phillip J. Stuecker, Vice President of
                                       Finance, Chief Financial Officer,
                                       and Secretary



Date    November 12, 1999
     --------------------