Form 10-K405
period 1999-12-31
THOMAS INDUSTRIES INC
filed 2000-03-24
CIK 97886

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended: December 31, 1999
                                            -------------------


                          Commission File Number 1-5426
                          -----------------------------


                             THOMAS INDUSTRIES INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in its Charter)

       DELAWARE                                       61-0505332
-----------------------                -----------------------------------------
(State of incorporation)               (I.R.S. Employer Identification Number)

4360 BROWNSBORO ROAD, LOUISVILLE, KENTUCKY                              40207
------------------------------------------                           -----------
 (Address of principal executive offices)                            (Zip Code)

                                   502/893-4600
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

             SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE
                        SECURITIES EXCHANGE ACT OF 1934:

      Title of Each Class            Name of Each Exchange on which Registered
--------------------------------     -----------------------------------------
Common Stock, $1 Par Value                    New York Stock Exchange
Preferred Stock Purchase Rights               New York Stock Exchange

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

As of March 16. 2000, 15,571,913 shares of the registrant's Common Stock were outstanding.

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 16, 2000, was approximately $288,080,391.

Portions of the Proxy Statement for the Annual Meeting of Shareholders on April 20, 2000, are incorporated by reference in Part III of this report.

Portions of the Annual Report to Shareholders for fiscal year ended December 31, 1999, are incorporated by reference in Parts I and II of this report.

PART I.

ITEM 1.  BUSINESS

a.       General Development of Business.
         -------------------------------

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

         Although its roots are in lighting products and air compressors, Thomas began to diversify further in the 1960's and 1970's, acquiring different types of consumer products along with tools, hardware, and specialty products. A new strategic focus that began in the 1980's was finalized in 1994 and led the Company to divest its non-core businesses and concentrate on Lighting and Compressors & Vacuum Pumps. Significant additions to these businesses on the Lighting side included the Lumec and Day-Brite Lighting acquisitions in 1987 and 1989 and Compressors & Vacuum Pumps acquisitions which included ASF, Pneumotive, Brey, WISA, Welch and Oberdorfer, made from 1987 through 1999.

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

b.       Financial Information about Industry Segments.
         ---------------------------------------------

         The information required by this item is set forth in Exhibit 13 under the heading "Notes to Consolidated Financial Statements," which information is contained in the Company's Annual Report to Shareholders and incorporated herein by reference.

c.       Narrative Description of Business.
         ---------------------------------

         Compressor & Vacuum Pump Segment
         --------------------------------

         With the lighting joint venture in place, Thomas is now focused on its Compressors & Vacuum Pumps business. Thomas is the leading supplier to the original equipment manufacturer (OEM) market in such applications as medical equipment, gasoline vapor and refrigerant recovery, automotive and transportation applications, printing, tape drives, laboratory equipment, and many other applications for consumer, commercial, and industrial uses. The Company designs, manufactures, markets, and sells these products through operations worldwide. Group headquarters are as follows: North American Group--Sheboygan, Wisconsin; European Group-- Puchheim, Germany; and Asia Pacific Group--Hong Kong, China.

         The Company has four manufacturing operations in the United States which manufacture rotary vane, linear, piston, and diaphragm compressors and vacuum pumps, and various liquid pump technologies. These products are distributed worldwide to original equipment manufacturers, as well as through industrial distributors.

         Three German operations manufacture a complementary line of rotary vane, piston, linear, and diaphragm compressors and vacuum pumps, and various liquid pump technologies. These products are distributed worldwide.

         The  Company  also   maintains   sales   offices  in  England,   Italy,
         Switzerland, Hong Kong, Japan, and Taiwan. The Corporate Office is in Louisville, Kentucky.

         The Company offers a wide selection of standard air compressors and vacuum pumps and will modify or design its products to meet exacting OEM applications. For the OEM market, the Company's compressors and vacuum pumps products are manufactured under the names Thomas in the U.S. and ASF Thomas in Europe. Other products are marketed under the brand names Welch (high vacuum systems for laboratory and chemical markets), Air-Pac (pnueumatic construction equipment), Vakuumatic (leakage detection systems), Medi-Pump (respiratory products), and Oberdorfer (liquid pumps).

         The medical equipment market, which includes oxygen concentrators, nebulizers, aspirators, and other devices, is important to the Company. Company sales to medical equipment OEM's were approximately $62 million in 1999, $57 million in 1998, and $55 million in 1997. Oxygen concentrator OEM's represent over 50 percent of the Company's sales in the medical equipment market. The Company believes it has the major share in the oxygen concentrator OEM market worldwide.

         No single customer of the Company accounted for 10 percent or more of the Company's net sales in 1999.

         The backlog of unshipped orders was $43 million at December 31, 1999, and $47 million at December 31, 1998. The reduction in backlog was due primarily to exchange rate fluctuations regarding our European operations and a shortening of the cycle time for our larger OEM customers between when their orders are received and when we ship their orders. Also, certain OEM customers are ordering smaller quantities more frequently, instead of placing blanket orders with future delivery dates. The Company believes substantially all of such orders are firm, although some orders are subject to cancellation. Substantially all of these orders are expected to be filled in 2000.

         The Company believes that it has adequate sources of materials and supplies for its business.

         There is no significant seasonal impact on the business of the Company.


         Lighting Segment
         ----------------

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

         GTG designs, manufactures, markets, and sells lighting fixtures for a wide variety of applications in the commercial, industrial, and residential markets. The Company operates in these three industry segments through the following divisions: Lightolier, Controls, Wide-Lite, Hadco, Diamond F, Supply (Crescent, ExceLine, and Stonco product lines), Consumer, Indoor, Accent, and Outdoor in the United States and Mexico; and Canlyte, Thomas Lighting Canada, Lumec, Ledalite and ZED in Canada.

         GTG's products primarily utilize incandescent, fluorescent, and high-intensity discharge (HID) light sources and are marketed primarily to distributors who resell the products for use in new residential, commercial, and industrial construction as well as in remodeling existing structures. Because GTG does not principally sell directly to the end user of its products, it cannot determine precisely the percentage of its revenues derived from the sale of products installed in each type of building or the percentage of its products sold for new construction versus remodeling. GTG's sales, like those of the lighting fixture industry in general, are dependent on the level of activity in new construction and remodeling.

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

d.       Other
         -----

         Working capital is financed principally from operating profits. The Company maintains adequate lines of credit and financial resources to meet the anticipated cash requirements in the year ahead.

         The Company has various patents and trademarks but does not consider its business to be materially dependent upon any individual patent or trademark.

         During 1999,the Company spent $9,370,000 on research activities relating to the development of new products and the improvement of existing products. Substantially all of this amount was Company-sponsored activity. During 1998, the Company spent $9,085,000 on these activities and during 1997, $14,873,000. The reduction subsequent to 1997 is primarily due to the formation of GTG.

         Continued compliance with present and reasonably expected federal, state, and local environmental regulations is not expected to have any material effect upon capital expenditures, earnings, or the competitive position of the Company and its subsidiaries.

         The Company employed approximately 1,060 people at December 31, 1999.

    e.   Financial Information about Foreign and Domestic Operations and Export
         ----------------------------------------------------------------------
         Sales.
         ------

         See Notes to Consolidated Financial Statements, as set forth in Exhibit 13, which information is contained in the Company's 1999 Annual Report to Shareholders, and incorporated herein by reference, for financial information about foreign and domestic operations. Export sales for the years 1999, 1998, and 1997, were $29,250,000, $28,500,000, and
         $45,900,000, respectively. The reduction in export sales from 1997 to 1998 is primarily due to the formation of GTG.

    f.   Executive Officers of the Registrant.
         ------------------------------------

                                                                     Year
                               Office or Position                First Elected
           Name                   with Company             Age   as an Officer
           ----                   ------------             ---   -------------

    Timothy C. Brown        Chairman of the Board,          49         1984
              (A)           President, Chief Executive
                            Officer, and Director

    Cliff C. Moulton        Vice President,                 52         1993
              (B)           Business Development

    Phillip J. Stuecker     Vice President of Finance,      48         1984
              (C)           Chief Financial Officer,
                            and Secretary

                                                                     Year
                               Office or Position                First Elected
           Name                   with Company             Age   as an Officer
           ----                   ------------             ---   -------------

    Bernard R. Berntson     Vice President; General         60         1992
              (D)           Manager, North American
                            Compressor & Vacuum Pump Group

    Peter H. Bissinger      Vice President; General         54         1992
              (E)           Manager, European
                            Compressor & Vacuum Pump Group

     (A) Timothy C. Brown was elected Chairman of the Board on April 20, 1995, in addition to his other duties of President and Chief Executive Officer. Prior to this, Mr. Brown held various management positions in the Company including Chief Operating Officer, Executive Vice President, and Vice President and Group Manager of the Specialty Products Group.

     (B) Cliff C. Moulton was elected an officer effective March 1, 1993, and held the position of Vice President; Compressor and Vacuum Pump Group Manager. Mr. Moulton spent the previous 23 years with Honeywell Corporation in various management positions, most recently as Vice President and General Manager of the Skinner Valve Division, since 1987.

     (C) Phillip J. Stuecker was elected Vice President of Finance, Chief Financial Officer, and Secretary on October 23, 1989. Prior to this, Mr. Stuecker held various management positions in the Company including Vice President and Treasurer.

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

                             Number
                         of Facilities    Combined
         Segment         Owned  Leased   Square Feet   Nature of Facilities
         -------         -----  ------   -----------   --------------------

      Compressors
      and Vacuum           4      4         707,000    Manufacturing plants
      Pumps                1      5          24,000    Distribution centers

      Corporate            --     1           5,500    Corporate headquarters
                           2      --        160,000    Leased to third parties


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None


PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

    The information required by this item is set forth in Exhibit 13 under the headings "Common Stock Market Prices and Dividends," and "Notes to Consolidated Financial Statements," which information is contained in the Company's 1999 Annual Report to Shareholders and incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA

    The information required by this item is set forth in Exhibit 13 under the heading "Five-Year Summary of Operations and Statistics," which information is contained in the Company's 1999 Annual Report to Shareholders and incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required by this item is set forth in Exhibit 13 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," which information is contained in the Company's 1999 Annual Report to Shareholders and incorporated herein by reference.



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's long-term debt bears interest at fixed rates; therefore, the Company's results of operations and cash flows would only be affected by interest rate changes to the extent that variable rate, short-term notes payable are outstanding. At December 31, 1999, there were no short-term notes payable outstanding.

     The fair value of the Company's long-term debt is estimated based on current interest rates offered to the Company for similar instruments. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's consolidated financial position would not be significant.

     The Company has significant operations consisting of sales and manufacturing activities in foreign countries. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company manufactures or distributes its products. Currency exposures are concentrated in Germany but exist to a lesser extent in other parts of Europe and Asia.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements and notes to consolidated financial statements of the registrant and its subsidiaries are set forth in Exhibit 13 under the headings "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements," which information is contained in the Company's 1999 Annual Report to Shareholders and incorporated herein by reference. The Report of Independent Auditors is also set forth in Exhibit 13 and hereby incorporated herein by reference. In addition, financial statements of GTG are included in this Form 10-K on pages F-1 to F-18.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  a.     Directors of the Company
         ------------------------

         The information required by this item is set forth in registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 2000, under the headings "Election of Directors" and "Section 16(a), Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference.

   b.    Executive Officers of the Company
         ---------------------------------

         Reference is made to "Executive  Officers of the Registrant" in Part I,
         Item 1.f.


ITEM 11.  EXECUTIVE COMPENSATION

   The information required by this item is set forth in registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 2000, under the headings "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Board of Directors," which information is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this item is set forth in registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 2000, under the heading "Securities Beneficially Owned by Principal Shareholders and Management," which information is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item is set forth in registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 2000, under the headings "Board of Directors" and "Compensation Committee Interlocks and Insider Participation," which information is incorporated herein by reference.

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   a.  (1) Financial Statements
           --------------------

         The following consolidated financial statements of Thomas Industries Inc. and subsidiaries, included in the Company's 1999 Annual Report to Shareholders, are included in Part II, Item 8:

            Consolidated Balance Sheets -- December 31, 1999 and 1998 Consolidated Statements of Income -- Years ended December 31,
                    1999, 1998, and 1997
            Consolidated Statements of Shareholders' Equity -- Years ended
              December 31, 1999, 1998, and 1997
            Consolidated  Statements  of Cash Flows -- Years ended  December 31,
              1999, 1998, and 1997
            Notes to Consolidated Financial Statements -- December 31, 1999

         (2)  Financial Statement Schedule
              ----------------------------

            Schedule II -- Valuation and Qualifying Accounts

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

         (3)  Listing of Exhibits
              -------------------

               Exhibit No.                         Exhibit
               ----------                          -------

                     3(a) Restated Certificate of Incorporation, as amended, filed as Exhibit 3(a) to registrant's report on Form 10-Q dated August 11, 1998, hereby incorporated by reference.

                     3(b)       Bylaws,  as  amended  April 15,  1999,  filed as
                                Exhibit 3(b) to registrant's report on Form 10-K dated March 29, 1999, hereby incorporated by reference.

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

               Exhibit No.                         Exhibit
               -----------                         -------

                                Copies of debt instruments for which the related debt is less than 10% of consolidated total assets will be furnished to the Commission upon request.

                     4(b)       Rights   Agreement   filed  as   Exhibit   1  to
                                registrant's report on Form 8-K dated December 12, 1997, hereby incorporated by reference.

                    10(a) Employment Agreements with Timothy C. Brown and Phillip J. Stuecker filed as Exhibit 3(j) to registrant's report on Form 10-Q dated November 11, 1988, hereby incorporated by reference.

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

                    10(f) Nonemployee Director Stock Option Plan as Amended and Restated as of February 5, 1997, filed as Exhibit Exhibit 10(h) to registrant's report on Form 10-K dated March 20, 1997, hereby incorporated by reference.

                    10(g) 1995 Incentive Stock Plan as Amended and Restated as of April 15, 1999, filed as Exhibit 10(h) to registrant's report on Form 10-Q dated November 12, 1999, hereby incorporated by reference.

               Exhibit No.                         Exhibit
               -----------                         -------

                    10(h) Employment Agreement with Timothy C. Brown dated January 29, 1997, filed as Exhibit 10(j) to registrant's report on Form 10-K dated March 20, 1997, hereby incorporated by reference.

                    10(i) Master Transaction Agreement by and between Thomas Industries Inc. and The Genlyte Group Incorporated dated April 28, 1998, filed as
                                Exhibit 2.1 to registrant's report on Form 8-K dated July 24, 1998, hereby incorporated by reference.

                    10(j) Limited Liability Company Agreement of GT Lighting, LLC, dated April 28, 1998, filed as
                                Exhibit 2.2 to registrant's report on Form 8-K dated July 24, 1998, hereby incorporated by reference.

                    10(k) Capitalization Agreement among GT Lighting, LLC, and Thomas Industries Inc., Tupelo Holdings Inc., Thomas Industries Holdings Inc., Gardco Manufacturing, Inc., Capri Lighting, inc., Thomas Imports, Inc., and TI Industries Corporation dated April 28, 1998, filed as
                                Exhibit 2.3 to registrant's report on Form 8-K dated July 24, 1998, hereby incorporated by reference.

                    10(l) Capitalization Agreement between GT Lighting, LLC, and The Genlyte Group Incorporated dated April 28, 1998, filed as Exhibit 2.4 to registrant's Form 8-K dated July 24, 1998, hereby incorporated by reference.

                    13 Certain portions of the Company's 1999 Annual Report to Shareholders as specified in Parts I and II, hereby incorporated by reference in this Annual Report on Form 10-K.

                    21          Subsidiaries of the Registrant.

                    23(a)       Consent of Ernst & Young LLP.

                    23(b)       Consent of Arthur Andersen LLP.

                    27          Financial Data Schedule.

b.       Reports on Form 8-K
         -------------------

         During the fourth quarter of 1999, the Company filed the following report on Form 8-K:

               Form 8-K dated December 14, 1999; (stock repurchase program announced)



c.       Exhibits
         --------

         The exhibits filed as part of this Annual Report on Form 10-K are as specified in Item 14(a)(3) herein.

                               S I G N A T U R E S


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                    THOMAS INDUSTRIES INC.


Date:  March   , 2000               By  /s/ Timothy C. Brown
                                      Timothy C. Brown, Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                            Title                   Date
         ---------                            -----                   ----



    /s/ Timothy C. Brown             Chairman of the Board;
Timothy C. Brown                     President; Chief Executive
                                     Officer; Director
                                     (Principal Executive Officer)

   /s/ Phillip J. Stuecker           Vice President of Finance;
Phillip J. Stuecker                  Chief Financial Officer;
                                     Secretary
                                     (Principal Financial Officer)

   /s/ Roger P. Whitton              Controller
Roger P. Whitton                     (Principal Accounting Officer)



   /s/ Wallace H. Dunbar             Director
Wallace H. Dunbar



   /s/ H. Joseph Ferguson            Director
H. Joseph Ferguson



   /s/ Gene P. Gardner               Director
Gene P. Gardner



   /s/ Lawrence E. Gloyd             Director
Lawrence E. Gloyd

              Signature                            Title                   Date
              ---------                            -----                   ----



   /s/ William M. Jordan             Director
William M. Jordan



   /s/ Franklin J. Lunding, Jr.      Director
Franklin J. Lunding, Jr.



  /s/ Anthony A. Massaro             Director
Anthony A. Massaro

                         Report of Independent Auditors


The Board of Directors and Shareholders
Thomas Industries Inc.


We have audited the consolidated balance sheets of Thomas Industries Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits. The financial statements of Genlyte Thomas Group LLC (GTG), a partnership formed on August 30, 1998 in which the Company has a 32% interest, have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the consolidated financial statements relates to data included for GTG, it is based solely on their report.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Thomas Industries Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999,in conformity with generally accepted accounting principles in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                       /s/ Ernst & Young LLP

Louisville, Kentucky
February 9, 2000


                                        Valuation and Qualifying Accounts
                                     Thomas Industries Inc. and Subsidiaries
                                                December 31, 1999

------------------------------------------------------------------------------------------------------------------------------------
                                                        Balance at      Charged to       Charged to                       Balance at
                   Description                          Beginning         Costs        Other Accounts-   Deductions-        End of
                                                        of Period      and Expenses       Describe        Describe          Period
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                  >
Year ended December 31, 1999

Allowance for doubtful accounts                            $656,000      $192,000                        $150,000 (1)       $698,000
Allowance for obsolete and slow moving inventory         $1,932,000      $174,000                        $245,000 (2)     $1,861,000
                                                      ----------------------------                    ------------------------------
                                                         $2,588,000      $366,000                        $395,000         $2,559,000
                                                      ============================                    ==============================

Year ended December 31, 1998

Allowance for doubtful accounts                          $2,046,000      $273,000       $1,515,000 (3)   $148,000 (1)       $656,000
Allowance for obsolete and slow moving inventory         $5,518,000      $539,000       $3,841,000 (3)   $284,000 (2)     $1,932,000
                                                      ------------------------------------------------------------------------------
                                                         $7,564,000      $812,000       $5,356,000       $432,000         $2,588,000
                                                      ==============================================================================

Year ended December 31, 1997

Allowance for doubtful accounts                          $2,243,000      $441,000                        $638,000 (1)     $2,046,000
Allowance for obsolete and slow moving inventory         $8,871,000    $1,420,000                      $4,773,000 (2)     $5,518,000
                                                      ----------------------------                    ------------------------------
                                                        $11,114,000    $1,861,000                      $5,411,000         $7,564,000
                                                      ============================                    ==============================


(1) Uncollectible accounts written off, less recoveries on accounts previously written off and effect of translation in accordance with SFAS No. 52.

(2) Disposal of obsolete inventory and effect of translation in accordance with SFAS No. 52.

(3)  Transfer of lighting reserve to GTG joint venture.


                                  EXHIBIT INDEX


Exhibit No.                    Exhibit                           Page


    13                Certain portions of the Company's 1999           19
                      Annual Report to Shareholders as
                      specified in Parts I and II hereof to
                      be incorporated by reference in this
                      Annual Report on Form 10-K

    21                Subsidiaries of the Registrant                   67

    23(a)             Consent of Ernst & Young LLP                     68

    23(b)             Consent of Arthur Andersen LLP                   69

    27                Financial Data Schedule                          70

On August 30, 1998, Thomas and Genlyte formed a lighting joint venture that combined substantially all of the assets and liabilities of Genlyte and substantially all of the lighting assets and related liabilities of Thomas to create Genlyte Thomas Group LLC ("Genlyte Thomas"), estimated to be the third largest lighting fixture manufacturer in North America. Thomas owns a 32% interest in the joint venture, and Genlyte owns a 68% interest.

Following are audited financial statements of Genlyte Thomas for the year ended December 31, 1999, and for the period from inception, August 30, 1998, through December 31, 1998.

                    Report of Independent Public Accountants




     To the Partners of Genlyte Thomas Group LLC:

     We have audited the accompanying consolidated balance sheets of Genlyte Thomas Group LLC (a Delaware limited liability company) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, partners' equity and cash flows for the year ended December 31, 1999 and for the period from inception, August 30, 1998, through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genlyte Thomas Group LLC and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the year ended December 31, 1999 and for the period from inception, August 30, 1998, through December 31, 1998 in conformity with accounting principles generally accepted in the United States.




                                                       /s/ Arthur Andersen LLP



     Louisville, Kentucky
     February 2, 2000

     CONSOLIDATED STATEMENTS OF INCOME
     GENLYTE THOMAS GROUP LLC AND SUBSIDIARIES
     FOR THE YEAR ENDED DECEMBER 31, 1999, AND
     FOR THE PERIOD FROM INCEPTION, AUGUST 30, THROUGH DECEMBER 31, 1998 (AMOUNTS IN THOUSANDS)

                                                       1999       1998
                                                  -------------------------

     Net sales                                      $ 978,302    $ 324,111
        Cost of sales                                 648,626      213,305

                                                  -------------------------
     Gross profit                                     329,676      110,806
        Selling and administrative expenses           241,239       82,029

                                                  -------------------------
     Operating profit                                  88,437       28,777
        Interest expense, net                           4,633        1,252

                                                  -------------------------
     Income before income taxes                        83,804       27,525
        Income tax provision                            4,841        1,009

                                                  -------------------------
     Net income                                      $ 78,963     $ 26,516
                                                  =========================


The accompanying notes are an integral part of these consolidated financial statements.



CONSOLIDATED BALANCE SHEETS
GENLYTE THOMAS GROUP LLC AND SUBSIDIARIES
AS OF DECEMBER 31, 1999 AND 1998
(AMOUNTS IN THOUSANDS)

                                                                                         1999          1998
                                                                                     ----------------------------
ASSETS:
CURRENT ASSETS:
     Cash and cash equivalents                                                           $ 22,705        $ 8,533
     Accounts receivable, less allowance for doubtful
          accounts of $14,910 and $10,907, respectively                                   155,428        146,167
     Related party receivables                                                                  -          1,855
     Inventories                                                                          136,041        137,004
     Other current assets                                                                   7,614          8,037
                                                                                     ----------------------------
Total current assets                                                                      321,788        301,596
Plant and equipment, at cost:
     Land                                                                                   6,537          7,290
     Buildings and leasehold interests and improvements                                    87,951         82,856
     Machinery and equipment                                                              228,132        218,639
                                                                                     ----------------------------
Total plant and equipment                                                                 322,620        308,785
     Less: Accumulated depreciation and amortization                                      217,631        203,106
                                                                                     ----------------------------
Net plant and equipment                                                                   104,989        105,679
Cost in excess of net assets of acquired businesses                                       111,426         61,549
Other assets                                                                               15,228         12,632
                                                                                     ----------------------------
TOTAL ASSETS                                                                             $553,431      $ 481,456
                                                                                     ============================
LIABILITIES & PARTNERS' EQUITY:
CURRENT LIABILITIES:
     Short-term borrowings and current portion of long-term debt                         $  1,647        $ 2,134
     Accounts payable                                                                      86,664         73,797
     Related party payables                                                                 8,417            587
     Accrued expenses                                                                      73,750         58,137
                                                                                     ----------------------------
Total current liabilities                                                                 170,478        134,655
Long-term debt                                                                             53,964         60,852
Accrued pension                                                                            13,763         14,908
Deferred income taxes                                                                       1,257            597
Other liabilities                                                                           4,801          5,916
                                                                                     ----------------------------
Total liabilities                                                                         244,263        216,928
PARTNERS' EQUITY:
     Accumulated other comprehensive income                                                 3,158         (1,075)
     Other partners' equity                                                               306,010        265,603
                                                                                     ----------------------------
Total partners' equity                                                                    309,168        264,528
                                                                                     ----------------------------
TOTAL LIABILITIES AND PARTNERS' EQUITY                                                   $553,431      $ 481,456
                                                                                     ============================
The  accompanying  notes are an integral  part of these  consolidated  financial statements.



CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
GENLYTE THOMAS GROUP LLC AND SUBSIDIARIES
FOR THE YEAR ENDED DECEMBER 31, 1999, AND
FOR THE PERIOD FROM INCEPTION, AUGUST 30, THROUGH DECEMBER 31, 1998
(AMOUNTS IN THOUSANDS)

                                                                      Accumulated
                                                                        Other                    Other            Total
                                                                     Comprehensive             Partners'        Partners'
                                                                         Income                 Equity            Equity
                                                                 ----------------------------------------------------------

Contribution by Genlyte, August 30, 1998                                      $    -            $168,379          $168,379
Contribution by Thomas, August 30, 1998                                            -              79,237            79,237
                                                                 ----------------------------------------------------------
Total contributions                                                                -             247,616           247,616

Net income                                                                         -              26,516            26,516

Increase in minimum pension liability                                        (1,793)                   -           (1,793)

Foreign currency translation adjustments                                        718                    -               718
                                                                 ----------------------------------------------------------
     Total comprehensive income                                              (1,075)              26,516            25,441

Distributions to partners                                                          -             (8,529)           (8,529)


                                                                 --------------------   -----------------  ----------------
Partners' equity, December 31, 1998                                         $(1,075)            $265,603          $264,528

Net income                                                                         -              78,963            78,963

Decrease in minimum pension liability                                          1,793                   -             1,793

Foreign currency translation adjustments                                       2,440                   -             2,440
                                                                 ----------------------------------------------------------
     Total comprehensive income                                                4,233              78,963            83,196

Adjustment to contribution by Thomas                                               -             (1,014)           (1,014)

Distributions to partners                                                          -            (37,542)          (37,542)

                                                                 ----------------------------------------------------------
Partners' equity, December 31, 1999                                          $3 ,158            $306,010          $309,168
                                                                 ==========================================================

The accompanying notes are an integral part of these consolidated financial statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS
GENLYTE THOMAS GROUP LLC AND SUBSIDIARIES
FOR THE YEAR ENDED DECEMBER 31, 1999, AND
FOR THE PERIOD FROM INCEPTION, AUGUST 30, THROUGH DECEMBER 31, 1998
(AMOUNTS IN THOUSANDS)

                                                                                                 1999           1998
                                                                                            ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                                   $78,963        $26,516
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                                                              23,835          7,305
       Loss (gain) from disposal of plant and equipment                                             (20)            257
       Changes in assets and liabilities, net of effect of acquisitions:
          (Increase) decrease in:
                Accounts receivable                                                              (5,354)          2,435
                Related party receivables                                                          1,855        (1,855)
                Inventories                                                                        3,039          1,344
                Other current assets                                                               1,018           (68)
                Other assets                                                                    (28,736)        (3,650)
           Increase (decrease) in:
                Accounts payable and accrued expenses                                             24,453         20,651
                Related party payables                                                             7,830            587
                Deferred income taxes                                                                536            188
                Accrued pension and other liabilities                                            (2,260)          4,730
                Minimum pension liability                                                          1,793        (1,793)
       All other, net                                                                              2,948          (359)
                                                                                            -----------------------------
    Net cash provided by operating activities                                                     109,900         56,288
                                                                                            -----------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions, net of cash acquired                                                           (30,934)              -
    Purchases of plant and equipment                                                             (20,514)        (8,086)
                                                                                            -----------------------------
    Net cash used in investing activities                                                        (51,448)        (8,086)
                                                                                            -----------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Decrease in debt, net                                                                         (9,178)       (39,374)
    Distributions to partners                                                                    (37,542)        (8,529)
                                                                                            -----------------------------
    Net cash used in financing activities                                                        (46,720)       (47,903)
                                                                                            -----------------------------
    Effect of exchange rate changes on cash and cash equivalents                                    2,440            718
                                                                                            -----------------------------
    Net increase in cash and cash equivalents                                                      14,172          1,017
    Cash and cash equivalents at beginning of period                                                8,533          7,516
                                                                                            -----------------------------
    Cash and cash equivalents at end of period                                                    $22,705        $ 8,533
                                                                                            =============================

The accompanying notes are an integral part of these consolidated financial statements.


                            Genlyte Thomas Group LLC
                   Notes to Consolidated Financial Statements
                          (Dollar Amounts in Thousands)


 (1)     DESCRIPTION OF BUSINESS

         Genlyte Thomas Group LLC ("Genlyte Thomas" or "the Company") is a Delaware limited liability company. Genlyte Thomas designs, manufactures, and sells lighting fixtures and controls for a wide variety of applications in the commercial, residential, and industrial markets. Genlyte Thomas's products are marketed primarily to distributors who resell the products for use in commercial, residential, and industrial construction and remodeling. The Company is the result of the business combination discussed in Note 3.

 (2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of Genlyte Thomas and all majority-owned subsidiaries, and also include other entities that are jointly owned by The Genlyte Group Incorporated and Thomas Industries Inc., all of which entities in total operationally comprise Genlyte Thomas. Intercompany accounts and transactions have been eliminated. Investments in affiliates owned less than 50% are accounted for using the equity method, under which the Company's share of these affiliates' earnings is included in income as earned.

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

         INVENTORIES: Inventories are stated at the lower of cost or market and include materials, labor, and overhead. Inventories at December 31 consisted of the following:


                                                      1999              1998
                                                ----------------- --------------

               Raw materials and supplies       $   46,717        $   43,167
               Work in process                      14,027            14,529
               Finished goods                       75,297            79,308
                                                ----------------- --------------
               Total inventories                $  136,041        $  137,004
                                                ================= ==============

         Inventories valued using the last-in, first-out ("LIFO") method represented approximately 83% and 89% of total inventories at December 31, 1999 and 1998, respectively. Inventories not valued at LIFO
         (primarily  inventories  of Canadian  operations)  are valued using the first-in, first-out ("FIFO") method. On a FIFO basis, which approximates current cost, inventories would have been $3,083 and $2,350 lower than reported at December 31, 1999 and 1998, respectively.

         ADVERTISING COSTS: The Company expenses advertising costs principally as incurred. Certain catalog and literature costs are amortized over their useful lives, generally 2 to 3 years. Advertising expenses were $13,416 for the year ended December 31, 1999, and $4,323 for the period from inception, August 30, through December 31, 1998.

         PLANT AND EQUIPMENT: The Company provides for depreciation of plant and equipment, which also includes amortization of assets recorded under capital leases, principally on a straight-line basis over the estimated useful lives of the assets. Useful lives vary among the items in each classification, but fall within the following ranges:

            Buildings and leasehold interests and improvements    10 to 40 years
            Machinery and equipment                                3 to 10 years

         When the Company sells or otherwise disposes of plant and equipment, the asset cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in the consolidated statements of income.

         Leasehold interests and improvements are amortized over the terms of the respective leases, or over their estimated useful lives, whichever is shorter.

         Maintenance  and  repairs  are  expensed  as  incurred.   Renewals  and
         betterments are capitalized and depreciated or amortized over the remaining useful lives of the respective assets.

         COST IN EXCESS OF NET ASSETS OF ACQUIRED BUSINESSES: Cost in excess of net assets of businesses acquired prior to 1971 is not amortized since, in the opinion of management, there has been no diminution in value. For businesses acquired subsequent to 1970, the cost in excess of net assets, aggregating $132,587 as of December 31, 1999 and $79,071 as of December 31, 1998, is being amortized on a straight-line basis over periods ranging from 10 to 40 years. Accumulated amortization was $26,083 and $22,445 as of December 31, 1999 and 1998, respectively.

         The Company periodically evaluates these intangible assets using discounted cash flows to assess recoverability from future operations. Impairment would be recognized as expense if a permanent diminution in value occurred. In the opinion of management, no material diminution in value has occurred during the periods presented in these consolidated financial statements.

         RESEARCH AND DEVELOPMENT COSTS: Research and development costs are expensed as incurred. These expenses were $8,086 for the year ended December 31, 1999, and $3,792 for the period from inception, August 30, through December 31, 1998.

         TRANSLATION OF FOREIGN CURRENCIES: Balance sheet accounts of foreign subsidiaries are translated into U.S. dollars at the rates of exchange in effect as of the balance sheet dates. The cumulative effects of such adjustments were $3,158 and $718 at December 31, 1999 and 1998, respectively, and have been credited to partners' equity in the consolidated balance sheets. Income and expenses are translated at the average exchange rates prevailing during the year. Gains or losses resulting from foreign currency transactions are included in net income.

         FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying amounts of cash equivalents, short-term borrowings, and long-term debt approximate fair value.

         RECLASSIFICATIONS: Certain prior year amounts have been reclassified to conform to the current year presentation. These changes had no impact on previously reported net income or partners' equity.

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

         Under the purchase method of accounting, Genlyte's majority ownership of Genlyte Thomas requires the assets and liabilities contributed by Thomas Lighting to Genlyte Thomas to be valued at their fair values, as of the acquisition date, in the consolidated financial statements of Genlyte Thomas. The fair values attributed to the Thomas Lighting assets and liabilities result from management's determination of purchase accounting adjustments and are based upon available information and certain assumptions that management considers reasonable under the circumstances. The resulting cost in excess of the fair market value of net assets contributed by Thomas Lighting of $32,412 is being amortized on a straight-line basis over 30 years. The assets contributed by Genlyte to Genlyte Thomas are reflected at their historical cost.

         To the extent the actual net working capital contributed by Thomas Lighting exceeded the target net working capital, Genlyte Thomas paid Thomas the difference of $35,189. Of this amount, $34,175 was paid in 1998 and $1,014 was paid in 1999, based on an adjustment to the Thomas net working capital. The target net working capital was determined by a formula that considered Genlyte's adjusted net working capital, Thomas Lighting's net working capital, and Genlyte's net working capital as a percentage of net sales as of August 30, 1998.

         Subject to the provisions in the Genlyte Thomas Group LLC Agreement (the "LLC Agreement") regarding mandatory distributions described below, and the requirement of special approval in certain instances, distributions to Genlyte and Thomas (the "Partners"), respectively, will be made at such time and in such amounts as determined by the Company's Management Board and shall be made in cash or other property in proportion to the Partners' respective percentage interests. Notwithstanding anything to the contrary provided in the LLC Agreement, no distribution under the LLC Agreement shall be permitted to the extent prohibited by Delaware law.

         The LLC Agreement requires that Genlyte Thomas make the following distributions to the Partners:

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

(4)      INVESTMENT IN FIBRE LIGHT AND ACQUISITION OF LEDALITE

         On May 10, 1999, the Company acquired a 2% interest (with rights to acquire an additional 6%) in Fibre Light International, based in Burleigh Heads, Queensland, Australia. Fibre Light International is in the business of commercializing fiber optic lighting technology. The two companies then formed a jointly owned limited liability company named Fibre Light U.S. LLC, ("Fibre Light"), of which Genlyte Thomas owns 80%. Fibre Light will manufacture, market, and sell fiber optic lighting systems in the U.S.

         On June 30, 1999, the Company acquired the assets and liabilities of privately held Ledalite Architectural Products Inc. ("Ledalite"), located in Vancouver, Canada. Ledalite designs, manufactures, and sells architectural linear lighting systems for offices, schools, transportation facilities, and other commercial buildings. The purchase prices of these acquisitions totaled $31,469 (including costs of acquisition), consisting of approximately $8.5 million in cash payments and approximately $23 million in borrowings.

         The Ledalite acquisition has been accounted for using the purchase method of accounting. The preliminary determination of the excess of the purchase price over the fair market value of net assets acquired of $22,392 is being amortized on a straight-line basis over 30 years. The determination of these fair market values as reflected in the balance sheet is subject to change.

         The operating results of Fibre Light and Ledalite have been included in the Company's consolidated financial statements since the dates of acquisition. On an unaudited pro forma basis, assuming these acquisitions had occurred at the beginning of 1999 and 1998, the Company's results would have been:

                                                      1999              1998
                                                ---------------- ---------------

                            Net sales           $  990,326        $  332,872
                            Net income              78,432            25,869

         The pro forma results do not purport to state exactly what the Company's results of operations would have been had the acquisitions in fact been consummated as of the assumed dates and for the periods presented, nor are they necessarily indicative of future consolidated results.

 (5)     INCOME TAXES

         The results of operations are included in the tax returns of the Partners, and accordingly, no provision has been recognized by the Company for U.S. federal income taxes. The Company's foreign subsidiaries are taxable corporations, and current and deferred taxes are provided on their income. The income tax provision also includes $360 in state income taxes in 1999. Cash paid for income taxes was $2,723 for the year ended December 31, 1999 and $469 for the period from inception, August 30, through December 31, 1998.

(6)      LONG-TERM DEBT

         Long-term debt at December 31 consisted of the following:

                                                     1999            1998
                                                 ------------------------------

                  Revolving credit notes                  $  -        $ 28,000
                  Canadian dollar notes                 20,772               -
                  Industrial revenue bonds         10,500               10,500
                  Loan payable to Thomas                22,287          22,287
                  Capital leases and other               2,052             267
                                                 ------------------------------
                                                        55,611          61,054
                  Less: current maturities               1,647             202
                                                 ------------------------------
                  Total long-term debt                $ 53,964        $ 60,852
                                                 ==============================


         The Company has a $150,000 revolving credit agreement (the "Facility") with various banks that matures in 2003. Under the most restrictive borrowing covenant, which is the fixed charge coverage ratio, the Company could incur approximately $25,000 in additional fixed charges.

         Total borrowings under the Facility as of December 31, 1999 and 1998, were $0 and $28,000,respectively. Outstanding borrowings bear interest at the option of the Company based on the bank's base rate or the LIBOR rate plus a spread as determined by total indebtedness. The borrowings as of December 31, 1998 were classified as long-term because of the Company's intention and ability to refinance these obligations on a long-term basis through its revolving credit agreement. In addition, the Company has outstanding approximately $39,400 of letters of credit, which reduce the amount available to borrow under the Facility.

         The amount outstanding under the Facility is secured, if requested by the banking group, by liens on domestic accounts receivable, inventories, machinery and equipment, as well as the investments in certain subsidiaries of the Company. The net book value of assets subject to a lien at December 31, 1999 was $294,770.

         The Company has CDN$30,000 of borrowings through its Canadian subsidiary Genlyte Thomas Group Nova Scotia ULC. These borrowings will be repaid in installments in each of the next five years. Interest rates on these borrowings can be either the Canadian prime rate or the Canadian LIBOR rate plus a spread of 50 basis points. These borrowings are backed by the letters of credit mentioned above.

         The Company has $10,500 of variable rate demand Industrial Revenue Bonds that mature during 2009 to 2010. The average borrowing rate on these bonds was 3.3% in 1999 and 3.5% in 1998. These bonds are backed by the letters of credit mentioned above.

         The loan payable to Thomas accrues interest quarterly based on the 90 day LIBOR rate plus a spread as determined by the Facility. This loan can be prepaid in whole or in part without penalty, ultimately maturing in 2003.

         The annual maturities of long-term debt are summarized as follows:

                  Year ending December 31
                   2000                                        $1,647
                   2001                                         2,624
                   2002                                         3,402
                   2003                                        26,584
                   2004                                        10,541
                   Thereafter                                  10,813
                                                        --------------
                   Total long-term debt                      $ 55,611
                                                        ==============

         Cash paid for interest on debt was $4,566 for the year ended December 31, 1999 and $1,693 for the period from inception, August 30, through December 31, 1998.

(7)      RETIREMENT PLANS

         The Company has defined benefit plans which cover the majority of its full-time U.S. employees. The Company's policy for funded plans is to make contributions equal to or greater than the requirements prescribed by the Employee Retirement Income Security Act. The plans' assets consist primarily of stocks and bonds. Pension costs for all Company defined benefit plans are actuarially computed. The Company also has other defined contribution plans, including those covering certain former Genlyte and Thomas employees

         The amounts included in the accompanying consolidated balance sheets based on the funded status of the defined benefit plans at September 30 follow:


                                                                                          1999             1998
                                                                                     ---------------- ----------------
         CHANGE IN BENEFIT OBLIGATIONS
               Benefit obligations, beginning                                        $  81,097        $      -
               Service cost                                                              2,310             773
               Interest cost                                                             5,358           1,803
               Benefits paid                                                            (4,101)           (663)
               Obligations assumed by Genlyte Thomas                                           -        80,679
               Other - primarily actuarial (gain)                                        (10,737)       (1,495)
                                                                                     ---------------- ----------------
               Benefit obligations, ending                                           $  73,927        $ 81,097
                                                                                     ================ ================



         CHANGE IN PLAN ASSETS                                                            1999             1998
                                                                                          ----             ----
               Plan assets at fair value, beginning                                  $  68,902        $      -
               Actual return on plan assets                                              6,965           4,709
               Employer contributions                                                    1,611             425
               Benefits paid                                                            (4,101)           (663)
               Assets assumed by Genlyte Thomas                                              -          64,431
                                                                                     ---------------- ----------------
               Plan assets at fair value, ending                                     $  73,377        $ 68,902
                                                                                     ================ ================

         FUNDED STATUS OF THE PLANS
               Plan assets (less than) benefit obligations                           $    (550)       $(12,195)
               Unrecognized transition obligation at adoption                              200             487
               Unrecognized actuarial (gain)                                           (11,563)         (1,143)
               Unrecognized prior service cost                                           2,024           4,017
               Contributions subsequent to measurement date                                946               -
                                                                                     ---------------- ----------------
               Accrued pension liability                                             $  (8,943)       $ (8,834)
                                                                                     ================ ================

         BALANCE SHEET ASSET (LIABILITY)
           Accrued pension liability                                                      $(13,763)        $(14,908)
           Prepaid pension cost                                                              4,468            1,603
           Intangible assets                                                                   339            2,961
           Accumulated other comprehensive income                                               13            1,510
                                                                                    ---------------- -----------------
           Net (liability) recognized                                                     $ (8,943)        $ (8,834)
                                                                                    ================ =================

         WEIGHTED AVERAGE ASSUMPTIONS
           Discount rate                                                                   7.75%             6.75%
           Rate of compensation increase                                                   4.00%             5.00%
           Expected return on plan assets                                                  8.50%             8.50%

         COMPONENTS OF NET PERIODIC BENEFIT COSTS
           Service cost                                                                   $  2,310         $    773
           Interest cost                                                                     5,358            1,803
           Expected return on plan assets                                                   (5,536)          (1,724)
           Amortization of transition amounts                                                  181               18
           Amortization of prior service cost                                                  293              154
           Recognized actuarial loss                                                            60              104
                                                                                    ---------------- -----------------
           Net pension expense of defined benefit plans                                      2,666            1,128
                                                                                    ---------------- -----------------
           Defined contribution plans                                                          671              720

           Multi-employer plans                                                                294              116
                                                                                    ---------------- -----------------
           Total benefit costs                                                            $  3,631         $  1,964
                                                                                    ================ =================


         A summary of the plans in which benefit obligations and accumulated benefit obligations exceed fair value of assets follows:

         Benefit obligation                        $  6,830         $ 59,669
         Accumulated benefit obligation            $  6,569         $ 52,010
         Plan assets at fair value                 $  3,470         $ 45,091

         Effective January 1, 2000, the Company has frozen the salaried pension plan of U.S. employees. These employees will be eligible for Company matching on their 401(k) contributions as well as being a participant in the Genlyte Thomas Retirement Savings and Investment Plan. This will result in a curtailment credit of $603, which will be a reduction of net pension expense in 2000.

         The Company also maintains defined benefit plans covering substantially all the employees of a Canadian subsidiary. The amounts included in the accompanying consolidated balance sheets, based on the funded status of these defined benefit plans at September 30, 1999 and December 31, 1998, follow:


                                                                                         1999             1998
                                                                                    --------------- -----------------
         CHANGE IN BENEFIT OBLIGATIONS
           Benefit obligations, beginning                                            $ 4,562          $     -
           Service cost                                                                  252               70
           Interest cost                                                                 339              102
           Benefits paid                                                                (221)             (72)
           Amendments                                                                     38                -
           Obligations assumed by Genlyte Thomas                                           -            4,418
           Member contributions                                                            -               44
           Other - primarily actuarial (gain)                                           (440)               -
                                                                                    --------------- -----------------
           Benefit obligations, ending                                               $ 4,530          $ 4,562
                                                                                    =============== =================

         CHANGE IN PLAN ASSETS
           Plan assets at fair value, beginning                                    $  5,030        $      -
           Actual return on plan assets                                                  80             468
           Employer contributions                                                       123              60
           Member contributions                                                         148              45
           Benefits paid                                                               (221)            (72)
           Assets assumed by Genlyte Thomas                                               -           4,629
           Other                                                                        336            (100)
                                                                                   --------------- -----------------
           Plan assets at fair value, ending                                       $  5,496        $  5,030
                                                                                   =============== =================

         FUNDED STATUS OF THE PLANS
           Plan assets in excess of benefit obligations                            $   966         $    468
           Unrecognized transition obligation at adoption                              (33)             (36)
           Unrecognized actuarial (gain)                                              (718)             (52)
           Unrecognized prior service cost                                             110               78
           Contributions subsequent to measurement date                                259                -
                                                                                   --------------- -----------------
           Prepaid pension asset                                                   $   584         $    458
                                                                                   =============== =================

         BALANCE SHEET ASSET (LIABILITY)
           Accrued pension liability                                               $     -         $    (12)
           Prepaid pension cost                                                        584              470
           Intangible assets                                                             -                -
           Accumulated other comprehensive income                                        -                -
                                                                                   --------------- -----------------
           Net asset recognized                                                    $   584         $    458
                                                                                   =============== =================

         WEIGHTED AVERAGE ASSUMPTIONS
           Discount rate                                                                7.75%            6.50%
           Rate of compensation increase                                                4.00%            4.00%
           Expected return on plan assets                                               7.75%            6.50%

         COMPONENTS OF NET PERIODIC BENEFIT COSTS
           Service cost                                                            $   252         $    70
           Interest cost                                                               339             102
           Expected return on plan assets                                             (368)           (103)
           Amortization of transition amounts                                           (6)             (1)
           Amortization of prior service cost                                            5               2
           Recognized actuarial (gain)                                                  (1)              -
                                                                                   --------------- -----------------
           Net benefit costs                                                       $   221         $    70
                                                                                   =============== =================

(8)      POST-RETIREMENT BENEFIT PLANS

         The  Company  provides   post-retirement  medical  and  life  insurance
         benefits for certain retirees and employees, and accrues the cost of such benefits during the service lives of such employees.

         The amounts included in the accompanying consolidated balance sheets for the post-retirement benefit plans based on the funded status at September 30, 1999 and December 31, 1998, follow:


                                                                                        1999             1998
                                                                                   --------------- -----------------
         CHANGE IN BENEFIT OBLIGATIONS
           Benefit obligations, beginning                                          $ 3,657         $      -
           Service cost                                                                 39                8
           Interest cost                                                               294               83
           Benefits paid                                                              (413)            (166)
           Obligations assumed by Genlyte Thomas                                         -            3,638
           Other - primarily actuarial loss                                            574               94
                                                                                   --------------- -----------------
           Benefit obligations, ending                                             $ 4,151         $  3,657
                                                                                   =============== =================

        FUNDED STATUS OF THE PLANS
          Plan assets (less than) benefit obligations                              $(4,151)        $ (3,657)
          Unrecognized net obligation at adoption                                         -           3,008
          Unrecognized actuarial (gain) loss                                           574             (973)
                                                                                   --------------- -----------------
          Accrued liability                                                        $(3,577)        $ (1,622)
                                                                                   =============== =================

        Employer contributions                                                     $   413         $    166
        Benefits paid                                                                 (413)            (166)

        COMPONENTS OF NET PERIODIC BENEFIT COSTS
          Service cost                                                             $    39         $      8
          Interest cost                                                                294               83
          Recognized actuarial loss                                                       -              69
                                                                                   --------------- -----------------
          Net expense of post-retirement plans                                     $   333         $    160
                                                                                   =============== =================


         The assumed discount rates used in measuring the obligations as of September 30, 1999, and December 31, 1998 were 7.75% and 6.75%, respectively. The assumed health care cost trend rate for 2000 was 7%, declining to 4.5% in 2006. A one-percentage-point increase or decrease in the assumed health care cost trend rate for each year would increase or decrease the obligation at September 30, 1999 by approximately $300, and the 1999 post-retirement benefit expense by approximately $27.

(9)      ACCRUED EXPENSES

         Accrued expenses at December 31 consisted of the following:


                                                         1999           1998
                                                    --------------- ------------
         Employee related costs and benefits        $ 30,267        $ 30,201
         Advertising and sales promotion               8,331           8,168
         Income and other taxes payable                4,311           4,227
         Other accrued expenses                       30,841          15,541
                                                    --------------- ------------
         Total accrued expenses                     $ 73,750        $ 58,137
                                                    =============== ============

(10)     LEASE COMMITMENTS

         The Company rents office space, equipment, and computers under non-cancelable operating leases. Rental expense for operating leases during 1999 and for the period from inception, August 30, through December 31, 1998, amounted to $6,184 and $1,398, respectively. One division of the Company also rents manufacturing and computer equipment and software under agreements that are classified as capital leases.

         Future required minimum lease payments as of December 31, 1999, were as follows:


                                                                Operating         Capital
                                                                   Leases         Leases
                                                                 -------------------------

              2000                                             $  5,872                $   746
              2001                                                4,652                    582
              2002                                                2,896                    448
              2003                                                1,811                    232
              2004                                                1,697                    300
              Thereafter                                          1,499                      -
                                                               -------------------------------
         Total minimum lease payments                          $ 18,427                  2,308
                                                               ========
         Less amount representing interest                                                 344
                                                                                       -------
         Present value of net minimum lease payments                                   $ 1,964
                                                                                       =======

(11)     CONTINGENCIES

         In the normal course of business, the Company is a party to legal proceedings and claims. When costs can be reasonably estimated, appropriate liabilities or reserves for such matters are recorded. While management currently believes the amount of ultimate liability, if any, with respect to these actions will not materially affect the financial condition, results of operations, or liquidity of the Company, the ultimate outcome of any litigation is uncertain. Were an unfavorable outcome to occur, the impact could be material to the Company.

         Additionally, the Company is a defendant and/or potentially responsible party, with other companies, in actions and proceedings under state and Federal environmental laws, including the Federal Comprehensive Environmental Response Compensation and Liability Act, as amended. Management does not believe that the disposition of the lawsuits and/or proceedings will have a material effect on the Company's financial condition, results of operations, or liquidity.

(12)     SEGMENT REPORTING

         In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS No. 131). Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's reportable operating segments include the Commercial Segment, the Residential

         Segment,and the Industrial and Other Segment. Intersegment sales are eliminated in consolidation and therefore not presented in the table below.

         OPERATING SEGMENTS:


                                                                                         Industrial
           1999                                       Commercial          Residential    and Other           Total
         --------------------------------------------------------------------------------------------------------------
         Net sales                                     $ 689,167           $ 145,040        $ 144,095         $ 978,302
         Operating profit                                 67,134               8,042           13,261            88,437
         Assets                                          376,343              92,291           84,797           553,431
         Depreciation and amortization                    16,595               3,532            3,708            23,835
         Expenditures for   plant and
         equipment                                        14,399               3,023            3,092            20,514


                                                                                          Industrial
           1998                                       Commercial           Residential     and Other          Total
         --------------------------------------------------------------------------------------------------------------

         Net sales                                     $ 226,357             $51,081          $46,673         $ 324,111
         Operating profit                                 22,067               2,433            4,277            28,777
         Assets                                          336,246              75,879           69,331           481,456
         Depreciation and amortization                     5,102               1,151            1,052             7,305
         Expenditures for
         plant and equipment                               5,648               1,274            1,164             8,086


(13)     GEOGRAPHICAL INFORMATION

         The Company has operations throughout North America. Information about the Company's operations by geographical area for the year ended December 31, 1999, and for the period from inception, August 30, through December 31, 1998, follows. Foreign balances represent primarily Canada and some Mexico.



           1999                                                       United States     Foreign           Total
         --------------------------------------------------------------------------------------------------------------

         Net sales                                                   $ 855,199         $ 123,103       $ 978,302
         Operating profit                                               75,295            13,142          88,437
         Assets                                                        418,729           134,702         553,431
         Depreciation and amortization                                  19,178             4,657          23,835
         Expenditures for plant and equipment                           16,506             4,008          20,514


           1998                                                       United States       Foreign           Total
         --------------------------------------------------------------------------------------------------------------

         Net sales                                                   $ 283,052         $  41,059       $ 324,111
         Operating profit                                               25,393             3,384          28,777
         Assets                                                        421,159            60,297         481,456
         Depreciation and amortization                                   6,185             1,120           7,305
         Expenditures for plant and equipment                            6,357             1,729           8,086



(14)  Related-Party Transactions

         The Company in the normal course of business has transactions with Genlyte and Thomas. These transactions consist primarily of interest payments to Thomas under the loan discussed in Note 6 and reimbursement for shared corporate expenses such as rent, office services, professional services, and shared personnel.

         Related party receivables and payables as of December 31, 1999 and 1998 were comprised of the following:

                                                         1999            1998
                                                    ---------------- -----------
               Receivable from Genlyte              $      -         $  1,855
               Payable to Genlyte                      8,110                -
               Payable to Thomas                         307              587
                                                    ---------------- -----------
                 Total related party payables       $  8,417         $    587
                                                    ================ ===========

         For the year ended December 31, 1999, and for the period from inception August 30, through December 31, 1998, the Company had the following related party transactions:

                                                            1999         1998
                                                       ------------- -----------
               Payments to Thomas for:
                 Interest under the loan agreement     $  1,281      $    461
                 Reimbursement of corporate expenses        412           170
               Payments from Genlyte for:
                 Reimbursement of corporate expenses         36            31

(15)  Subsequent Event

         On February 8, 2000, the Company announced that it has reached a tentative agreement to acquire Translite Systems, Inc., a San Carlos, California based manufacturer and marketer of low-voltage cable and track lighting systems. Translite Systems, Inc. is one of the leading designers and manufacturers of accent track systems for commercial, retail, and residential applications.