Form 10-Q
period 2000-03-31
THOMAS INDUSTRIES INC
filed 2000-05-12
CIK 97886

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 2000
                               -------------------------------------------------


                         Commission File Number 1-5426.



                               THOMAS INDUSTRIES INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                     61-0505332
--------------------------------------------------------------------------------
 (State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                    Identification No.)


4360 Brownsboro Road, Louisville, Kentucky                     40207
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code         502/893-4600
                                                  ------------------------------


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

The number of shares outstanding of issuer's Common Stock, $1 par value, as of April 29, 2000, was 15,504,612 shares.









                                  Page 1 of 10




PART I.  FINANCIAL INFORMATION
------   ---------------------

Item 1.  Financial Statements (Unaudited)


                     THOMAS INDUSTRIES INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 (Dollars in Thousands Except Amounts Per Share)


                                                         Three Months Ended
                                                             March 31
                                                           2000       1999
                                                           ----       ----

Net sales                                                $50,386         $46,301
Cost of products sold                                     32,587          29,493
                                                          ------          ------
Gross profit                                              17,799          16,808
Selling, general, and
  administrative expenses                                 11,159          11,252
Equity income from Lighting                                5,411           4,985
                                                          ------          ------
Operating income                                          12,051          10,541
Interest expense                                             987           1,185
Interest income and other                                    575             501
                                                          ------          ------
Income before income taxes                                11,639           9,857
Income taxes                                               4,481           3,983
                                                          ------          ------
Net income                                               $ 7,158         $ 5,874
                                                          ======          ======
Net income per share
    Basic                                                   $.46            $.37
    Diluted                                                 $.45            $.36

Dividends declared per share                              $0.075          $0.075

Weighted average number of shares outstanding
  Basic                                                   15,582          15,758
  Diluted                                                 15,950          16,141


See notes to condensed consolidated financial statements.

                     THOMAS INDUSTRIES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                       (Unaudited)
                                                         March 31    December 31
ASSETS                                                     2000         1999*
                                                           ----         ----
Current assets
  Cash and cash equivalents                             $  4,871       $ 16,487
  Accounts receivable, less allowance
    (2000--$770; 1999--$698)                              25,105         20,869
  Inventories:
    Finished products                                      4,682          4,965

    Raw materials                                         10,313         10,209

    Work in process                                        4,721          4,577
                                                         -------        -------
                                                          19,716         19,751

  Deferred income taxes                                    2,865          2,634

  Other current assets                                     3,020          3,370
                                                         -------        -------
                            Total current assets          55,577         63,111
Investment in GTG                                        164,231        158,865
Property, plant and equipment                             80,054         78,903

  Less accumulated depreciation and amortization          44,238         42,751
                                                         -------        -------

                                                          35,816         36,152
Note receivable from GTG                                  22,287         22,287

Intangible assets--less accumulated amortization          10,253         10,677

Other assets                                               2,984          2,884
                                                         -------        -------

                                    Total assets        $291,148       $293,976
                                                         =======        =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Notes payable                                         $    600       $     --

  Accounts payable                                         8,790          7,794

  Other current liabilities                               19,112         15,289

  Current portion of long-term debt                        7,784          7,784
                                                         -------        -------
                       Total current liabilities          36,286         30,867

Deferred income taxes                                      5,953          6,027

Long-term debt (less current portion)                     32,770         40,513
Other long-term liabilities                                6,945          7,087
                                                         -------        -------
                             Total liabilities            81,954         84,494
Shareholders' equity
  Preferred Stock, $1 par value
    3,000,000 shares authorized--none issued                  --             --
  Common Stock, $1 par value, shares authorized:
    60,000,000; shares issued: 2000 -- 17,588,055;
                               1999 -- 17,567,104         17,588         17,567
  Capital surplus                                        111,238        110,988
  Retained earnings                                      115,679        109,689

  Accumulated other comprehensive income                 (7,600)        (6,385)
  Less cost of treasury shares:
    (2000--2,088,550; 1999--1,807,650)                  (27,711)       (22,377)
                                                         -------        -------
                      Total shareholders' equity         209,194        209,482
                                                         -------        -------



      Total liabilities and shareholders' equity        $291,148       $293,976
                                                         =======        =======


*Derived from the audited December 31, 1999, consolidated balance sheet. See notes to condensed consolidated financial statements.

                     THOMAS INDUSTRIES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in Thousands)

                                                         Three Months Ended
                                                               March 31
                                                               --------
                                                           2000          1999
                                                           ----          ----

Operating activities:
Net income                                                $ 7,158       $ 5,874
Adjustments to reconcile net income to net
  cash provided by operating activities:
        Depreciation and amortization                       2,189         2,101
        Deferred income taxes                                (280)           53
        Equity income from Lighting                        (5,411)       (4,985)
        Distributions from Lighting                           --            711
        Other items                                           133            28
        Changes in operating assets and liabilities:
               Accounts receivable                         (4,640)       (4,228)
               Inventories                                   (380)         (120)
               Accounts payable                             1,083         1,444
               Accrued expenses and other liabilities       3,864         3,082
               Other                                          322          (680)
                                                           ------         ------
Net cash provided by operating activities                   4,038         3,280
                                                           ------        ------

Investing activities:
   Purchases of property, plant, and equipment             (2,002)       (2,140)
   Sale of property, plant, and equipment                       2            --
                                                           ------         ------
Net cash used in investing activities                     ( 2,000)       (2,140)
                                                          -------         ------

Financing activities:
   Proceeds from notes payable to banks, net                  600           281
   Payments on long-term debt, net                         (7,743)       (7,743)
   Treasury stock purchased                                (5,334)           --
   Dividends paid                                          (1,187)       (1,195)
   Other                                                      316            226
                                                           ------         ------
Net cash used in financing activities                     (13,348)       (8,431)
Effect of exchange rate change                               (306)         (256)
                                                          -------         ------

Net decrease in cash and cash equivalents                 (11,616)       (7,547)

Cash and cash equivalents at beginning of period           16,487        18,205
                                                           ------        ------

Cash and cash equivalents at end of period                $ 4,871       $10,658
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

The results of operations for the three-month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.


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

Note C - Comprehensive Income
-----------------------------

For the three months ended March 31, comprehensive income was:

                                             2000            1999
                                             ----            ----

        Net income                         $7,158           $5,874
        Foreign currency translation       (1,215)          (1,722)
                                            -----            -----
        Comprehensive income               $5,943           $4,152
                                            =====            =====

Note D - Net Income Per Share
-----------------------------

The computation of the numerator and denominator in computing basic and diluted net income per share follows:

    (In Thousands)                                          2000          1999
                                                            ----          ----

    Numerator:
        Net income                                          $ 7,158     $ 5,874
                                                             ======      ======

    Denominator:
        Weighted average shares outstanding                  15,582      15,758

    Effect of dilutive securities:
        Director and employee stock options                     334         335
        Employee performance shares                              34          48
                                                             ------      ------
        Dilutive potential common shares                        368         383
                                                             ------      ------
        Denominator for diluted earnings per share
             adjusted weighted average shares and
             assumed conversions                             15,950      16,141
                                                             ======      ======


Note E - Genlyte Thomas Group LLC
---------------------------------

The following table contains certain unaudited financial information for the Joint Venture.

                            Genlyte Thomas Group LLC
                         Condensed Financial Information
                             (Dollars in Thousands)

                                              (Unaudited)
                                                March 31         December 31
                                                  2000               1999
                                                  ----               ----
         Balance sheet:
              Current assets                      $328,569            $321,788
              Long-term assets                     229,564             231,643
              Current liabilities                  155,640             170,478
              Long-term liabilities                 74,901              73,785

                                                    Three Months Ended
                                                        March 31
                                                  -----------------------------
                                                  2000               1999
                                                  ----               ----
         Income statement:
              Net sales                           $244,655            $237,476
              Gross profit                          81,346              77,378
              Earnings before interest and taxes    20,196              19,153
              Net income*                           18,563              17,231

     *Amounts recorded by Thomas Industries Inc.:

              Equity income from GTG              $  5,940            $  5,514
              Amortization of excess investment       (529)               (529)
                                                   -------             -------
              Equity income reported by Thomas    $  5,411            $  4,985
                                                   =======             =======

Note F - Receivables from Affiliate
-----------------------------------

Included in Other Long-Term Assets at March 31, 2000, and December 31, 1999, is $22,287,000 which represents a debt equalization note payable to Thomas by GTG related to the formation of the Joint Venture. Interest on the principal amount outstanding under the note accrues at a variable rate based on LIBOR plus the Offshore Rate Margin and is payable on a quarterly basis. The principal amount of the note is due on August 29, 2003, and may be prepaid in whole or in part at any time without premium or penalty.


Note G - Segment Disclosures
----------------------------

                                                        Three Months Ended
                                                             March 31
                                                        ------------------

                                                         2000        1999
                                                         ----        ----
Revenues

Total net sales including intercompany sales
  Compressors & Vacuum Pumps                           $55,148          $50,294

Intercompany sales
  Compressors & Vacuum Pumps                            (4,762)          (3,993)
                                                         -----            -----

Net sales to unaffiliated customers
  Compressors & Vacuum Pumps                           $50,386          $46,301
                                                        ======           ======

Operating Income
  Compressors & Vacuum Pumps                           $ 8,474          $ 7,765
  Lighting*                                              5,411            4,985
  Corporate                                             (1,834)          (2,209)
                                                        ------            -----
                                                       $12,051          $10,541
                                                        ======           ======

*Represents 32% of GTG net income less amortization of excess investment.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
---------------------

Net sales during the first quarter ended March 31, 2000, were $50.4 million compared to $46.3 million for the first quarter of 1999. The 8.8% net sales increase was generated by very strong results achieved in our North American and Asia Pacific operations. The medical market was the largest contributor to the sales increase. In U.S. dollars, our European operations posted a 1.9% decrease in net sales, but this was primarily due to an unfavorable Euro exchange rate. When measured at a constant exchange rate, our European operations posted an 8.3% increase in net sales.

Operating income for the first quarter ended March 31, 2000, was $12.1 million, or 14.3% higher than the prior-year amount of $10.5 million. Our Compressors & Vacuum Pumps Segment posted a 9.1% increase in operating income over the 1999 first quarter. This was principally due to increased sales volume. Our Lighting Segment results increased to $5.4 million in the first quarter of 2000, compared to $5.0 million in the same period last year. We had lower corporate expenses in the first quarter of 2000 compared to 1999, which also contributed to the improvement in operating income.

Net income for the 2000 first quarter of $7.2 million was 21.9% higher than the $5.9 million for the comparable 1999 period. It was a record for any first quarter in the Company's history. The increase over 1999 was due primarily to increased sales volume, the increase in GTG's earnings, lower corporate expenses, and lower interest expense as noted below.

Interest expense for the 2000 first quarter was $1.0 million, or 16.7% lower than the prior-year amount of $1.2 million. Long-term debt of $7.7 was paid down on January 31, 2000, which reduced interest expense over the prior-year amount.

Included in Other Long-Term Assets at March 31, 2000, and December 31, 1999, is $22,287,000 which represents the debt equalization note payable to Thomas by GTG related to the formation of the Joint Venture. Interest on the principal amount outstanding under the note accrues at a variable rate and is payable on a quarterly basis. The principal amount of the note is due on August 29, 2003, and may be prepaid in whole or in part at any time without premium or penalty.

Working capital of $19.3 million at March 31, 2000, is $13.0 million lower than the amount at December 31, 1999, primarily resulting from the $7.7 million long-term debt payment on January 31, 2000, and from the $5.3 million spent in the first quarter of 2000 on the stock repurchase program. Since December 31, 1999, we have purchased an additional 280,900 shares for the stock repurchase program that was announced in December 1999. To date, we have purchased, on a cumulative basis, 345,400 shares at a cost of $6,667,447. Accounts receivable at March 31, 2000, have increased by 20.3% since December 31, 1999, due to higher sales volume. The number of days sales in receivables at March 31, 2000, compared to December 31, 1999, has decreased to 43.9 days from 48.0. Annualized inventory turnover at March 31, 2000, of 5.5 improved significantly from the December 31, 1999, level of 5.0.

Certain loan agreements of the Company include restrictions on working capital, operating leases, tangible net worth, and the payment of cash dividends and stock distributions. Under the most restrictive of these arrangements, retained earnings of $65.1 million are not restricted at March 31, 2000.

As of March 31, 2000, the Company had available credit of $5.7 million with banks under short-term borrowing arrangements, which was unused. Anticipated funds from operations, along with available short-term credit, are expected to be sufficient to meet cash requirements in the year ahead. Cash in excess of operating requirements will continue to be invested in investment grade, short-term securities.

Year 2000 Issue
---------------

During 1999, the Company completed the process of preparing for the Year 2000 date change. To date, the Company has had no material Year 2000 issues.

Although considered unlikely, unanticipated problems could still occur. The Company will continue to monitor all business processes, including third parties, throughout 2000 to address any issues and to ensure that all processes continue to function properly.

The cost for the Year 2000 project was approximately $2.4 million, which was incurred over the 1996-1999 time frame. We anticipate no material costs to be incurred in 2000 and beyond that are related to the Year 2000 project.

The Company has a minority interest in GTG, which has advised the Company that it had no material Year 2000 issues. Although we believe it is unlikely, if GTG has future problems related to the Year 2000 project, this could have an impact on the Company's financial results and condition.

New European Currency
---------------------

Eleven European countries (The European Monetary Union) have implemented a single currency zone as of January 1, 1999. The new currency (Euro) will eventually replace the existing currencies of the participating countries. It is expected that this transition from the various currencies to the Euro will occur over a two-year period. The software used by our European operations has been modified to accommodate the dual currencies during the transition period. A team is in place to monitor any changing EMU requirements and to establish the final conversion timetable for the single EMU currency.

While management currently believes the Company has accommodated any required changes in its operations, there can be no assurance that its customers, suppliers, service providers, or government agencies will all meet the Euro currency requirements in a timely manner. Such failure to complete the necessary work on a timely basis could result in material financial risk.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company's long-term debt bears interest at fixed rates; therefore, the Company's results of operations and cash flows would only be affected by interest rate changes to the extent that variable rate, short-term notes payable are outstanding. At March 31, 2000, there was $.6 million in short-term notes payable outstanding.

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

Date      May 12, 2000
    ------------------------