Form 10-Q
period 2000-06-30
THOMAS INDUSTRIES INC
filed 2000-08-14
CIK 97886

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [ X ]

For the quarterly period ended:              June 30, 2000
                               ---------------------------

                                       OR

TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [ ]

For the transition period from________________________to________________________


                         Commission File Number 1-5426.
                          -----------------------------



                              THOMAS INDUSTRIES INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Delaware                                       61-0505332
-------------------------------------------          --------------------
    (State or other jurisdiction of                      (IRS Employer
     incorporation or organization)                    Identification No.)


4360 Brownsboro Road, Louisville, Kentucky                    40207
-------------------------------------------          --------------------
  (Address of principal executive office)                  (Zip Code)


Registrant's telephone number, including area code:        502/893-4600
                                                     --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of shares outstanding of issuer's Common Stock, $1 par value, as of July 29, 2000, was 15,439,600 shares.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)


                     THOMAS INDUSTRIES INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (In Thousands Except Amounts Per Share)

                                        Three Months Ended     Six Months Ended
                                             June 30               June 30
                                        ------------------    ------------------



                                          2000       1999      2000        1999
                                          ----       ----      ----        ----

Net sales                               $47,968    $47,467    $98,354    $93,768
Cost of products sold                    30,139     30,391     62,726     59,884
                                        -------    -------    -------    -------
Gross profit                             17,829     17,076     35,628     33,884

Selling, general, and
  administrative expenses                10,852     10,100     22,011     21,352
Equity income from Lighting               5,895      5,652     11,306     10,637
                                        -------    -------    -------    -------
Operating income                         12,872     12,628     24,923     23,169
Interest expense                            984      1,137      1,971      2,322
Interest income and other                 1,297        543      1,872      1,044
                                        -------    -------    -------    -------
Income before income taxes               13,185     12,034     24,824     21,891
Income taxes                              4,773      4,753      9,254      8,736
                                        -------    -------    -------    -------
Net income                              $ 8,412    $ 7,281    $15,570    $13,155
                                        =======    =======    =======    =======
Net income per share
  Basic                                 $   .54    $   .46    $  1.00    $   .83
  Diluted                               $   .53    $   .45    $   .98    $   .81

Dividends declared per share            $  .075    $  .075    $   .15    $   .15

Weighted average number of
  shares outstanding
  Basic                                  15,515     15,791     15,549     15,775
  Diluted                                15,859     16,254     15,887     16,188



See notes to condensed consolidated financial statements.

                     THOMAS INDUSTRIES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                      (Unaudited)
                                                        June 30      December 31
                                                         2000           1999*
                                                         ----           ----
ASSETS
Current assets
  Cash and cash equivalents                           $    5,742       $ 16,487
  Accounts receivable, less allowance
       (2000--$797; 1999--$698)                           25,663         20,869
  Inventories:
       Finished products                                   4,715          4,965
       Raw materials                                      10,662         10,209
       Work in process                                     4,697          4,577
                                                         -------        -------
                                                          20,074         19,751
  Deferred income taxes                                    2,799          2,634
  Other current assets                                     3,384          3,370
                                                         -------        -------
                            Total current assets          57,662         63,111
Investment in GTG                                        164,870        158,865
Property, plant, and equipment                            83,351         78,903
  Less accumulated depreciation and amortization          47,111         42,751
                                                         -------        -------
                                                          36,240         36,152
Note receivable from GTG                                  22,287         22,287
Intangible assets--less accumulated amortization          10,155         10,677
Other assets                                               2,907          2,884
                                                         -------        -------
                                    Total assets        $294,121       $293,976
                                                         =======        =======


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Notes payable                                         $    650       $    -0-
  Accounts payable                                         6,967          7,794
  Other current liabilities                               18,426         15,289
  Current portion of long-term debt                        7,784          7,784
                                                         -------        -------
                       Total current liabilities          33,827         30,867
Deferred income taxes                                      5,928          6,027
Long-term debt (less current portion)                     32,770         40,513
Other long-term liabilities                                6,865          7,087
                                                         -------        -------
                               Total liabilities          79,390         84,494


Shareholders' equity
  Preferred Stock, $1 par value,
    3,000,000 shares authorized--none issued                --             --
  Common Stock, $1 par value, shares authorized:
    60,000,000;  Shares issued: 2000--17,622,396
                                1999--17,567,104          17,622         17,567
  Capital surplus                                        111,681        110,988
  Retained earnings                                      122,926        109,689
  Accumulated other comprehensive income (loss)           (8,511)        (6,385)
  Less cost of treasury shares:
       (2000--2,154,150; 1999--1,807,650)                (28,987)       (22,377)
                                                         -------        -------
                      Total shareholders' equity         214,731        209,482
                                                         -------        -------
      Total liabilities and shareholders' equity        $294,121       $293,976
                                                         =======        =======

*Derived from the audited December 31, 1999, consolidated balance sheet. See notes to condensed consolidated financial statements.

                     THOMAS INDUSTRIES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in Thousands)

                                                             Six Months Ended
                                                                 June 30
                                                              2000       1999
                                                              ----       ----

Operating activities:
  Net income                                               $ 15,570    $ 13,155
  Adjustments to reconcile net income to net
    cash provided by operating activities:
         Depreciation and amortization                        4,350       4,183
         Deferred income taxes                                 (246)        200
         Equity income from Lighting                        (11,306)    (10,637)
         Distributions from Lighting                          4,891       5,390
         Other items                                            168          56
         Changes in operating assets and liabilities:
           Accounts receivable                               (5,430)     (4,619)
           Inventories                                         (918)        847
               Accounts payable                                (714)      1,177
           Accrued expenses and other liabilities             3,171         892
           Other                                               (427)        (80)
                                                           --------    --------
Net cash provided by operating activities                     9,109      10,564


Investing activities:
  Purchases of property, plant, and equipment                (4,152)     (3,557)
  Sale of property, plant, and equipment                          2          12
                                                           --------    --------
Net cash used in investing activities                        (4,150)     (3,545)

Financing activities:
  Proceeds from (payments on) notes payable
       to banks, net                                            650        (218)
  Payments on long-term debt, net                            (7,743)     (7,743)
  Treasury stock purchased                                   (6,610)       --
  Dividends paid                                             (2,355)     (2,377)
  Other                                                         748         309
                                                           --------    --------
Net cash used in financing activities                       (15,310)    (10,029)
Effect of exchange rate change                                 (394)       (333)
                                                           --------    --------

Net decrease in cash and cash equivalents                   (10,745)     (3,343)

Cash and cash equivalents at beginning of period             16,487      18,205
                                                           --------    --------

Cash and cash equivalents at end of period                 $  5,742    $ 14,862
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

The results of operations for the six-month period ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.



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


Note C - Comprehensive Income
-----------------------------

Reconciliation of net income to total comprehensive income for the periods indicated follows.

(In Thousands)
For the three months ended June 30:              2000                  1999
                                                 ----                  ----

       Net income                               $8,412                $7,281
       Minimum pension liability                   --                      1
       Foreign currency translation               (911)                 (699)
                                                 -----                 -----
       Comprehensive income                     $7,501                $6,583
                                                 =====                 =====

For the six months ended June 30:

       Net income                              $15,570               $13,155
       Minimum pension liability                  --                       1
       Foreign currency translation             (2,126)               (2,421)
                                                ------                ------
       Comprehensive income                    $13,444               $10,735
                                                ======                ======

Note D - Net Income Per Share
-----------------------------

The computation of the numerator and denominator in computing basic and diluted net income per share follows:


    (In Thousands)                            Three Months        Six Months
                                              Ended June 30      Ended June 30
                                              -------------      -------------
                                              2000     1999      2000     1999
                                              ----     ----      ----     ----
    Numerator:
    Net income                              $ 8,412   $ 7,281   $15,570   $13,155
                                            =======   =======   =======   =======

Denominator:
    Weighted average shares outstanding      15,515    15,791    15,549    15,775

  Effect of dilutive securities:
     Director and employee stock options        342       418       332       369
     Employee performance shares                  2        45         6        44
                                            -------   -------   -------   -------
     Dilutive potential common shares           344       463       338       413
                                            -------   -------   -------   -------
     Denominator for diluted earnings per
       share--adjusted weighted average
       shares and assumed conversions        15,859    16,254    15,887    16,188
                                            =======   =======   =======   =======


Note E - Genlyte Thomas Group LLC
---------------------------------

The following table contains certain unaudited financial information for the Joint Venture.

                            Genlyte Thomas Group LLC
                         Condensed Financial Information
                             (Dollars in Thousands)

                                                  (Unaudited)
                                                    June 30         December 31
                                                     2000              1999
                                                     ----              ----
       Balance sheet:
          Current assets                           $341,957         $321,788
          Long-term assets                          229,694          231,643
          Current liabilities                       159,340          170,478
          Long-term liabilities                      81,071           73,785

                                                   Three Months                Six Months
                                                   Ended June 30              Ended June 30
                                                 -----------------         ------------------
                                                 2000         1999         2000          1999
                                                 ----         ----         ----          ----
       Income statement:
       Net sales                               $ 251,336    $ 243,645    $ 495,991    $ 481,121
       Gross profit                               84,143       79,470      165,489      156,848
       Earnings before interest and taxes         22,210       21,237       42,406       40,390
       Net income*                                20,075       19,315       38,638       36,546

   *Amounts recorded by Thomas Industries Inc.:
       Equity income from GTG                  $   6,424    $   6,181    $  12,364    $  11,695
       Amortization of excess investment            (529)        (529)      (1,058)      (1,058)
                                               ---------    ---------    ---------    ---------
       Equity income reported by Thomas        $   5,895    $   5,652    $  11,306    $  10,637
                                               =========    =========    =========    =========

Note F - Receivables from Affiliate
-----------------------------------

Included in Other Long-Term Assets at June 30, 2000, and December 31, 1999, is $22,287,000 which represents a debt equalization note payable to Thomas by GTG related to the formation of the Joint Venture. Interest on the principal amount outstanding under the note accrues at a variable rate based on LIBOR plus the Offshore Rate Margin and is payable on a quarterly basis. The principal amount of the note is due on August 29, 2003, and may be prepaid in whole or in part at any time without premium or penalty.


Note G - Segment Disclosures
----------------------------

                                        Three Months Ended         Six Months Ended
                                              June 30                    June 30
                                         ----------------          ----------------
                                         2000        1999          2000        1999
                                         ----        ----          ----        ----
Total net sales including
  intercompany sales
       Compressors & Vacuum Pumps     $  54,092    $  51,007    $ 109,240    $ 101,301


Intercompany sales
       Compressors & Vacuum Pumps     $  (6,124)   $  (3,540)   $ (10,886)   $  (7,533)
                                      ---------    ---------    ---------    ---------


Net sales to unaffiliated customers
       Compressors & Vacuum Pumps     $  47,968    $  47,467    $  98,354    $  93,768
                                      =========    =========    =========    =========


Operating income
       Compressors & Vacuum Pumps     $   8,694    $   8,363    $  17,168    $  16,128
       Lighting*                          5,895        5,652       11,306       10,637
       Corporate                         (1,717)      (1,387)      (3,551)      (3,596)
                                      ---------    ---------    ---------    ---------
                                      $  12,872    $  12,628    $  24,923    $  23,169
                                      =========    =========    =========    =========

*Represents 32% of GTG net income less amortization of excess investment.


Note H - Accounting Pronouncement
---------------------------------

In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation, and disclosure of revenue in financial statements. The accounting impact of SAB 101 is required to be determined no later than the Company's fourth quarter of 2000. If the Company determines that its revenue recognition policies must change to be in compliance with SAB 101, the implementation of SAB 101 will require the Company to report the impact of this change as a cumulative effect of a change in accounting principle as if SAB 101 had been implemented on January 1, 2000. The Company is currently evaluating the impact of SAB 101 to determine what effect, if any, it may have on the Company's consolidated financial position and results of operation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Net sales of $48.0 million during the second quarter ended June 30, 2000, were a record for any second quarter for the Compressor & Vacuum Pump business. This represented a 1.1 percent increase over the $47.5 million for the second quarter of 1999. This increase was less than anticipated since it followed an 8.8 percent sales increase when comparing our first quarter of 2000 with 1999. During the second quarter of this year, our North American operations had several large medical market accounts push out orders. Also, our European operations' sales were negatively affected by an unfavorable Euro exchange rate. When measured at a constant Euro exchange rate, our Compressor & Vacuum Pump net sales would have increased an additional 2.8 percent. Net sales for the six-month period ended June 30, 2000, were $98.4 million compared to $93.8 million for the prior year. The increase was attributable to strong results achieved in our North American and Asia Pacific operations during the first quarter of this year. When measuring our six-month period results at a constant Euro exchange rate, our Compressor & Vacuum Pump net sales would have increased an additional 2.9 percent.

Operating income for the second quarter ended June 30, 2000, was $12.9 million compared to $12.6 million for the second quarter 1999. Our Compressor & Vacuum Pump Segment posted a 4.0 percent increase in operating income over the 1999 second quarter. This was principally due to increased sales volume and mix. Our Lighting Segment results increased to $5.9 million in the second quarter of 2000 compared to $5.7 million in the same period last year. Operating income for the six-month period ended June 30, 2000, was $24.9 million compared to $23.2 million in 1999. This increase was attributable to Compressor & Vacuum Pump sales volume increases and improved margins due to sales mix and cost reduction programs, as well as the strength of the Lighting Segment's earnings.

Net income for the 2000 second quarter of $8.4 million was 15.5 percent higher than the $7.3 million for the comparable 1999 period. Excluding a one-time gain of $.8 million recorded in the second quarter of 2000, related to the proceeds of a life insurance policy, net income would have been $7.6 million. This would still represent a record net income for any quarter. Net income for the six-month period ended June 30, 2000, was $15.6 million compared to $13.2 million for the six-month period in 1999. The quarter and six-month increases over 1999 were due primarily to the increases in our Compressor & Vacuum Pump Segment's and Lighting Segment's earnings, the one-time gain from a life insurance policy, and lower interest expense as noted below.

Interest expense for the 2000 second quarter was $1.0 million or 13.5 percent lower than the prior-year amount of $1.1 million. This reduction in interest expense was primarily related to the $7.7 million debt payment on January 31, 2000. This has been partially offset by interest on short-term borrowings, which are higher due to the funding of our stock repurchase program noted below. Interest expense for the six-month period ended June 30, 2000, was $2.0 million compared to $2.3 million in 1999.

Included in Other Long-Term Assets at June 30, 2000,and December 31, 1999, is $22,287,000 which represents the debt equalization note payable to Thomas by GTG related to the formation of the Joint Venture. Interest on the principal amount outstanding under the note accrues at a variable rate and is payable on a quarterly basis. The principal amount of the note is due on August 29, 2003, and may be prepaid in whole or in part at any time without premium or penalty.

Working capital of $23.8 million at June 30, 2000, is $8.4 million lower than the amount at December 31, 1999, primarily resulting from the $7.7 million long-term debt payment on January 31, 2000, and from the $6.6 million spent in the first half of 2000 on the stock repurchase program. Since December 31, 1999, the Company has purchased an additional 346,500 shares for the stock repurchase program that was announced in December 1999. To date, the Company has purchased, on a cumulative basis, 442,000 shares at a cost of $8,424,508. Accounts receivable at June 30, 2000, have increased by 23.0% since December 31, 1999, due to higher sales volume and a larger concentration of accounts receivable with international customers, which typically have longer terms. The number of days sales in receivables at June 30, 2000, compared to December 31, 1999, has increased to 50.6 days from 48.0. Annualized inventory turnover at June 30, 2000, of 5.4 improved from the December 31, 1999, level of 5.0.

Certain loan agreements of the Company include restrictions on working capital, operating leases, tangible net worth, and the payment of cash dividends and stock distributions. Under the most restrictive of these arrangements, retained earnings of $69.1 million are not restricted at June 30, 2000.

As of June 30, 2000, the Company had available credit of $5.6 million with banks under short-term borrowing arrangements, which was unused. Anticipated funds from operations, along with available short-term credit, are expected to be sufficient to meet cash requirements in the year ahead. Cash in excess of operating requirements will continue to be invested in investment grade, short-term securities.

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

Staff Accounting Bulletin No. 101
---------------------------------

In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation, and disclosure of revenue in financial statements. The accounting impact of SAB 101 is required to be determined no later than the Company's fourth quarter of 2000. If the Company determines that its revenue recognition policies must change to be in compliance with SAB 101, the implementation of SAB 101 will require the Company to report the impact of this change as a cumulative effect of a change in accounting principle as if SAB 101 had been implemented on January 1, 2000. The Company is currently evaluating the impact of SAB 101 to determine what effect, if any, it may have on the Company's consolidated financial position and results of operation.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company's long-term debt bears interest at fixed rates; therefore, the Company's results of operations and cash flows would only be affected by interest rate changes to the extent that variable rate, short-term notes payable are outstanding. At June 30, 2000, there was $.7 million in short-term notes payable outstanding.

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

PART II. OTHER INFORMATION
-------  -----------------


Item 4.       Submission of Matters to a Vote of Security Holders

                      (a) A regular Annual Meeting of Shareholders was held on
                          April 20, 2000.

                      (b) Class II Directors elected at the Annual Meeting of
                          Shareholders were Timothy C. Brown, Wallace H. Dunbar, and Franklin J. Lunding, Jr. Directors whose term of office as a director continued after the meeting were
                          H. Joseph Ferguson, Gene P. Gardner, Lawrence E. Gloyd, William M. Jordan, and Anthony A. Massaro.

                      (c) The voting at the Annual Meeting of Shareholders was
                          as follows:

                          Proposal No. 1 - Election of Directors

                                                          For           Withheld
                                                          ---           --------

                          Timothy C. Brown             13,151,962       798,395
                          Wallace H. Dunbar            13,862,914        87,443
                          Franklin J. Lunding, Jr.     13,868,602        81,755

Item 6.  Exhibits and Reports on Form 8-K

                      (a) Exhibits

                           (4b)    Amended and Restated Rights Agreement

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

Date    August 14, 2000
    -----------------------