Form 10-Q
period 2000-09-30
THOMAS INDUSTRIES INC
filed 2000-11-14
CIK 97886

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [ X ]

For the quarterly period ended:        September 30, 2000
                               -------------------------------------------------

                                       OR

TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [ ]

For the transition period from                    to
                              -------------------    ---------------------------


                         Commission File Number 1-5426.
                          -----------------------------



                              THOMAS INDUSTRIES INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Delaware                                        61-0505332
------------------------------------------          ----------------------------
    (State or other jurisdiction of                       (IRS Employer
     incorporation or organization)                    Identification No.)


4360 Brownsboro Road, Louisville, Kentucky                    40207
------------------------------------------          ----------------------------
  (Address of principal executive office)                  (Zip Code)


Registrant's telephone number, including area code:        502/893-4600
                                                    ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of shares outstanding of issuer's Common Stock, $1 par value, as of November 10, 2000, was 15,078,413 shares.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)


                     THOMAS INDUSTRIES INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (In Thousands Except Amounts Per Share)



                                        Three Months Ended     Nine Months Ended
                                          September 30            September 30
                                       -------------------     -----------------


                                         2000       1999        2000      1999
                                         ----       ----        ----      ----


Net sales                              $ 44,664   $ 39,856   $143,018   $133,624
Cost of products sold                    28,119     25,503     90,845     85,387
                                       --------   --------   --------   --------
Gross profit                             16,545     14,353     52,173     48,237

Selling, general, and
  administrative expenses                10,364      9,284     32,375     30,636
Equity income from Lighting               6,556      6,351     17,862     16,988
                                       --------   --------   --------   --------
Operating income                         12,737     11,420     37,660     34,589
Interest expense                            968      1,130      2,939      3,452
Interest income and other                   538        558      2,410      1,602
                                       --------   --------   --------   --------
Income before income taxes               12,307     10,848     37,131     32,739
Income taxes                              4,736      4,100     13,990     12,836
                                       --------   --------   --------   --------
Net income                             $  7,571   $  6,748   $ 23,141   $ 19,903
                                       ========   ========   ========   ========
Net income per share
  Basic                                $    .49   $    .43   $   1.49   $   1.26
  Diluted                              $    .48   $    .42   $   1.46   $   1.23

Dividends declared per share           $   .075   $   .075   $   .225   $   .225

Weighted average number of
  shares outstanding
  Basic                                  15,399     15,812     15,499     15,787
  Diluted                                15,750     16,240     15,833     16,194




See notes to condensed consolidated financial statements

                     THOMAS INDUSTRIES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                      (Unaudited)
                                                      September 30  December 31
                                                         2000         1999*
                                                         ----         ----
ASSETS
Current assets
  Cash and cash equivalents                           $ 10,493         $ 16,487
  Accounts receivable, less allowance
       (2000--$821; 1999--$698)                         23,680           20,869
  Inventories:
       Finished products                                 6,137            4,965
       Raw materials                                    10,149           10,209
       Work in process                                   4,174            4,577
                                                       -------          -------
                                                        20,460           19,751
  Deferred income taxes                                  3,217            2,634
  Other current assets                                   2.219            3,370
                                                       -------          -------
                            Total current assets        60,069           63,111
Investment in GTG                                      168,488          158,865
Property, plant, and equipment                          85,517           78,903
  Less accumulated depreciation and amortization        47,918           42,751
                                                       -------          -------
                                                        37,599           36,152
Note receivable from GTG                                22,287           22,287
Intangible assets--less accumulated amortization         9,603           10,677
Other assets                                             3,208            2,884
                                                       -------          -------
                                    Total assets      $301,254         $293,976
                                                       =======          =======


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                                    $  7,401         $  7,794
  Other current liabilities                             18,502           15,289
  Current portion of long-term debt                      7,784            7,784
                                                       -------          -------
                       Total current liabilities        33,687           30,867
Deferred income taxes                                    5,853            6,027
Long-term debt (less current portion)                   40,743           40,513
Other long-term liabilities                              6,751            7,087
                                                       -------          -------
                               Total liabilities        87,034           84,494


Shareholders' equity
  Preferred Stock, $1 par value,
    3,000,000 shares authorized--none issued              --                --
  Common Stock, $1 par value, shares authorized:
    60,000,000; Shares issued:  2000--17,660,887
                                1999--17,567,104         17,661          17,567
  Capital surplus                                       111,912         110,988
  Retained earnings                                     129,339         109,689
  Accumulated other comprehensive income (loss)         (10,592)         (6,385)
  Less cost of treasury shares:
       (2000--2,409,850; 1999--1,807,650)               (34,100)        (22,377)
                                                        -------          -------
                      Total shareholders' equity        214,220         209,482
                                                        -------         -------
      Total liabilities and shareholders' equity       $301,254        $293,976
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

                     THOMAS INDUSTRIES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in Thousands)

                                                            Nine Months Ended
                                                               September 30
                                                        ------------------------

                                                           2000         1999
                                                           ----         ----

Operating activities:
  Net income                                            $23,141         $19,903
  Adjustments to reconcile net income to net
  cash provided by operating activities:
       Depreciation and amortization                      6,372           6,087
       Deferred income taxes                               (734)           (248)
       Equity income from Lighting                      (17,862)        (16,988)
       Distributions from Lighting                        7,597           6,575
       Other items                                          202              86
       Changes in operating assets and liabilities:
         Accounts receivable                             (3,837)         (1,871)
         Inventories                                     (2,048)             54
         Accounts payable                                  (159)            134
         Accrued expenses and other liabilities           3,185          (1,818)
         Other                                              899             179
                                                         ------          ------
Net cash provided by operating activities                16,756          12,093


Investing activities:
  Purchases of property, plant, and equipment            (7,821)         (5,459)

  Sale of property, plant, and equipment                     12              15
                                                         ------          ------
Net cash used in investing activities                    (7,809)         (5,444)

Financing activities:
  Payments on notes payable to banks, net                  -0-             (133)
  Payments on long-term debt                             (7,770)         (7,769)
  Proceeds from long-term debt                            8,000             --
  Treasury stock purchased                              (11,723)            --
  Dividends paid                                         (3,519)         (3,560)
  Other                                                   1,018           1,069
                                                         -------         ------
Net cash used in financing activities                   (13,994)        (10,393)
Effect of exchange rate change                             (947)           (193)
                                                         -------         -------

Net decrease in cash and cash equivalents                (5,994)         (3,937)

Cash and cash equivalents at beginning of period         16,487          18,205
                                                         ------          ------

Cash and cash equivalents at end of period              $10,493         $14,268
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

The results of operations for the nine-month period ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.


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


Note C - Comprehensive Income
-----------------------------

Reconciliation of net income to total comprehensive income for the periods indicated follows.

(In Thousands)
For the three months ended September 30:         2000                  1999
                                                 ----                  ----

       Net income                               $7,571                $6,748
       Foreign currency translation             (2,081)                  852
                                                 -----                 -----
       Comprehensive income                     $5,490                $7,600
                                                 =====                 =====

For the nine months ended September 30:

       Net income                              $23,141               $19,903
       Minimum pension liability                  --                       1
       Foreign currency translation             (4,207)               (1,569)
                                                ------                -------
       Comprehensive income                    $18,934               $18,335
                                                ======                ======

Note D - Net Income Per Share
-----------------------------

The computation of the numerator and denominator in computing basic and diluted net income per share follows:

    (In Thousands)                              Three Months      Nine Months
                                               Ended Sept. 30   Ended Sept. 30
                                               --------------   ---------------
                                                2000     1999    2000     1999
                                                ----     ----    ----     ----
    Numerator:
        Net income                            $ 7,571  $ 6,748  $23,141  $19,903
                                               ======   ======   ======   ======

    Denominator:
        Weighted average shares outstanding    15,399   15,812   15,499   15,787

      Effect of dilutive securities:
         Director and employee stock options      339      387      318      364
         Employee performance shares               12       41       16       43
                                               ------   ------   ------   ------
         Dilutive potential common shares         351      428      334      407
                                               ------   ------   ------   ------
         Denominator for diluted earnings per
           share--adjusted weighted average
          shares and assumed conversions       15,750   16,240   15,833   16,194
                                               ======   ======   ======   ======


Note E - Genlyte Thomas Group LLC
---------------------------------

The following table contains certain unaudited financial information for the Joint Venture.

                            Genlyte Thomas Group LLC
                         Condensed Financial Information
                             (Dollars in Thousands)

                                                  (Unaudited)
                                                  September 30      December 31
                                                     2000              1999
                                                     ----              ----
       Balance sheet:
          Current assets                           $360,374          $321,788
          Long-term assets                          233,503           231,643
          Current liabilities                       164,977           170,478
          Long-term liabilities                      84,701            73,785


                                                  Three Months         Nine Months
                                                Ended Sept. 30       Ended Sept. 30
                                               -----------------    --------------------
                                                  2000      1999       2000        1999
                                                  ----      ----       ----        ----
       Income statement:
          Net sales                            $257,308   $257,811   $753,299   $738,932
          Gross profit                           87,166     87,808    252,655    244,656
          Earnings before interest and taxes     24,611     25,171     67,017     65,561
          Net income*                            22,214     21,503     60,852     58,049

   *Amounts recorded by Thomas Industries Inc.:
          Equity income from GTG               $  7,109   $  6,880   $ 19,473   $ 18,575
          Stock option expense                      (24)       --         (24)        --
          Amortization of excess investment        (529)      (529)    (1,587)    (1,587)
                                                -------    -------    -------    -------
              Equity income reported by Thomas $  6,556   $  6,351   $ 17,862   $ 16,988
                                               ========    =======   ========   ========


Note F - Receivables from Affiliate
-----------------------------------

Our note receivable from GTG at September 30, 2000, and December 31, 1999, is $22,287,000 which represents a debt equalization note payable to Thomas by GTG related to the formation of the Joint Venture. Interest on the principal amount outstanding under the note accrues at a variable rate based on LIBOR plus the Offshore Rate Margin and is payable on a quarterly basis. The principal amount of the note is due on August 29, 2003, and may be prepaid in whole or in part at any time without premium or penalty.


Note G - Segment Disclosures
----------------------------

                                          Three Months Ended       Nine Months Ended
                                             September 30             September 30
                                          -------------------      -------------------
                                            2000        1999           2000          1999
                                            ----        ----           ----          ----
Total net sales including
  intercompany sales
       Pump & Compressor                 $51,385      $43,940        $160,625      $145,241

Intercompany sales
       Pump & Compressor                  (6,721)      (4,084)        (17,607)      (11,617)
                                          ------      -------        --------      --------

Net sales to unaffiliated customers
       Pump & Compressor                 $44,664      $39,856        $143,018      $133,624
                                          ======       ======         =======       =======

Operating income
       Pump & Compressor                 $ 7,659      $ 6,451        $ 24,827      $ 22,579
       Lighting*                           6,556        6,351          17,862        16,988
       Corporate                          (1,478)      (1,382)         (5,029)       (4,978)
                                          ------       ------         -------       -------
                                         $12,737      $11,420        $ 37,660      $ 34,589
                                          ======       ======         =======       =======

*Represents 32% of GTG net income less amortization of excess investment and stock option expense.


Note H - Accounting Pronouncement
---------------------------------

In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 clarifies existing accounting principles related to revenue recognition in financial statements. The Company is required to comply with the provisions of SAB 101 by the fourth quarter of 2000. Management does not believe that the implementation of SAB 101 will have a material impact on the Company's results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Net sales during the third quarter ended September 30, 2000, were $44.7 million compared to $39.9 million for the third quarter of 1999. This represents a 12.1 percent increase, and the $44.7 million is a record for any third quarter for our Pump & Compressor business. Our North American and Asia Pacific operations had very strong results, especially in the medical market where orders previously had been pushed out during the second quarter. The 2.8 percent sales growth in our European operations was negatively affected by an unfavorable Euro exchange rate. When measured at a constant Euro exchange rate, our Pump & Compressor net sales would have increased an additional 3.7 percent. Net sales for the nine-month period ended September 30, 2000, were $143.0 million compared to $133.6 million for the prior year. This 7 percent increase is due primarily to the growth in our Asia Pacific operation and to the October 1999 acquisition of Oberdorfer Pumps. When measuring our nine-month period results at a constant Euro exchange rate, the Pump & Compressor net sales would have increased an additional 3.1 percent.

Operating income for the third quarter ended September 30, 2000, was $12.7 million, or 11.5 percent higher than the 1999 third quarter amount of $11.4 million. Our Pump & Compressor segment posted an 18.7 percent increase in operating income over the 1999 third quarter. This was due principally to increased sales volume, sales mix, and cost reduction programs. Our Lighting segment results increased 3.2 percent to $6.6 million in the third quarter of 2000, compared to $6.4 million in the same period last year. We had slightly higher corporate expenses in the third quarter of 2000 compared to 1999 due primarily to employee wage and benefit accruals. Operating income for the nine-month period ended September 30, 2000, was $37.7 million compared to $34.6 million in 1999. This increase was attributable to Pump & Compressor sales volume increases, favorable sales mix, and cost reduction programs, as well as the strength of the Lighting segment's earnings that grew at 5.1 percent.

Net income for the 2000 third quarter of $7.6 million was 12.2 percent higher than the $6.7 million for the comparable 1999 period and was a record for any third quarter period. This increase was due primarily to the increase in operating income and lower interest expense. Net income for the nine-month period ended September 30, 2000, was $23.1 million compared to $19.9 million for the nine-month period in 1999. Excluding a one-time gain of $.8 million recorded in the second quarter of 2000 related to the proceeds of a life insurance policy, net income would have been $22.3 million for the nine-month period ended September 30, 2000. This is a record for any nine-month period in the Company's history. The nine-month period increase over 1999 was due primarily to an increase in our operating income, the one-time gain from a life insurance policy, and lower interest expense.

Interest expense for the 2000 third quarter was $1.0 million, or 14.3 percent lower than the prior-year amount of $1.1 million. The reduction in interest expense was primarily related to the $7.7 million debt payment on January 31, 2000. This has been partially offset by interest on short-term borrowings, which are higher due to the funding of our stock repurchase program noted below. Interest expense for the nine-month period ended September 30, 2000, was $2.9 million compared to $3.5 million in 1999. As a result of our stock repurchase program, on September 29, 2000, we borrowed $8.0 million for an eighteen-month period at a variable interest rate based on LIBOR. This additional long-term borrowing had no material impact on interest expense for the third quarter or nine-month period in 2000.

Our note receivable from GTG at September 30, 2000, and December 31, 1999, is $22,287,000 which represents the debt equalization note payable to Thomas by GTG related to the formation of the Joint Venture. Interest on the principal amount outstanding under the note accrues at a variable rate and is payable on a quarterly basis. The principal amount of the note is due on August 29, 2003, and may be prepaid in whole or in part at any time without premium or penalty.

Working capital of $26.4 million at September 30, 2000, is $5.9 million lower than the amount at December 31, 1999, primarily resulting from the $7.7 million long-term debt payment on January 31, 2000, and the $11.7 million spent in the first nine months of 2000 on the stock repurchase program, and offset by the $8.0 of proceeds from the September 29, 2000, additional borrowing. For the period December 31, 1999, through September 30, 2000, the Company purchased an additional 602,200 shares for the stock repurchase program that was announced in December 1999. Since September 30, 2000, the Company has purchased another 9,000 shares in the open market and 159,389 shares in private transactions. Through November 10, 2000, the Company has purchased, on a cumulative basis, 843,189 shares at a cost of $16.6 million. Accounts receivable at September 30, 2000, have increased by 13.5 percent since December 31, 1999, due to higher sales volume and a larger concentration of accounts receivable with international customers, which typically have longer terms. The number of days sales in receivables at September 30, 2000, compared to December 31, 1999, has increased to 49.7 days from 48.0. Annualized inventory turnover at September 30, 2000, of
5.2 improved from the December 31, 1999, level of 5.0.

Certain loan agreements of the Company include restrictions on working capital, operating leases, tangible net worth, and the payment of cash dividends and stock distributions. Under the most restrictive of these arrangements, retained earnings of $68.5 million are not restricted at September 30, 2000.

As of September 30, 2000, the Company had available credit of $15.2 million with banks under borrowing arrangements, of which $7.2 million was unused. Anticipated funds from operations, along with available short-term credit, are expected to be sufficient to meet cash requirements in the year ahead. Cash in excess of operating requirements will continue to be invested in investment grade, short-term securities.

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

Staff Accounting Bulletin No. 101
---------------------------------

In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 clarifies existing accounting principles related to revenue recognition in financial statements. The Company is required to comply with the provisions of SAB 101 by the fourth quarter of 2000. Management does not believe that the implementation of SAB 101 will have a material impact on the Company's results of operations.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company's long-term debt bears interest at fixed rates, with the exception of the $8 million eighteen-month note that accrues interest at a variable rate and is paid on a monthly basis. Any short-term borrowings would typically be priced at variable interest rates. The Company's results of operations and cash flows, therefore, would only be affected by interest rate changes to the extent of variable rate debt. At September 30, 2000, there were no short-term notes payable outstanding; but the $8 million long-term note was outstanding. Therefore, a 100 basis point movement in the interest rate on the $8 million note would result in an approximate $80,000 annualized increase or decrease in interest expense and cash flows.

The Company also has a long-term note receivable from GTG of $22,287,000 that bears interest at a variable rate. Therefore, a 100 basis point movement in the interest rate on the $22,287,000 note would result in an approximate $222,870 annualized increase or decrease in interest income and cash flows.

The fair value of the Company's long-term debt is estimated based on current interest rates offered to the Company for similar instruments. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's consolidated financial position would not be significant.

The Company has significant operations consisting of sales and manufacturing activities in foreign countries. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company manufactures or distributes its products. Currency exposures for our Pumps & Compressors segment are concentrated in Germany but exist to a lesser extent in other parts of Europe and Asia. Our Lighting segment currency exposure is primarily in Canada.

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

                                                 THOMAS INDUSTRIES INC.
                                          --------------------------------------
                                                    Registrant

                                           /s/ Phillip J. Stuecker
                                          --------------------------------------
                                          Phillip J. Stuecker, Vice President of
                                             Finance, Chief Financial Officer,
                                             and Secretary



Date    November 13, 2000
    -------------------------