Form 10-K405
period 2000-12-31
THOMAS INDUSTRIES INC
filed 2001-03-27
CIK 97886

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended:    December 31, 2000
                                            -------------------


                          Commission File Number 1-5426
                          -----------------------------


                             THOMAS INDUSTRIES INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

       DELAWARE                                       61-0505332
-----------------------                ---------------------------------------
(State of incorporation)               (I.R.S. Employer Identification Number)

4360 BROWNSBORO ROAD, LOUISVILLE, KENTUCKY                            40207
------------------------------------------                          ----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 19. 2001, 15,153,806 shares of the registrant's Common Stock were outstanding.

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 19, 2001, was approximately $360,660,583.

Portions of the Proxy Statement for the Annual Meeting of Shareholders on April 19, 2001, are incorporated by reference in Part III of this report.

Portions of the Annual Report to Shareholders for fiscal year ended December 31, 2000, are incorporated by reference in Parts I and II of this report.

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

         Although its roots are in lighting products and air compressors, Thomas began to diversify further in the 1960's and 1970's, acquiring different types of consumer products along with tools, hardware, and specialty products. A new strategic focus that began in the 1980's was finalized in 1994 and led the Company to divest its non-core businesses and concentrate on Lighting and Pumps and Compressors. Significant additions to these businesses on the Lighting side included the Lumec and Day-Brite Lighting acquisitions in 1987 and 1989 and Pumps and Compressors acquisitions which included ASF, Pneumotive, Brey, WISA, Welch and Oberdorfer, made from 1987 through 1999.

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

    b.   Financial Information about Segments.
         ------------------------------------

         The information required by this item is set forth in Exhibit 13 under the heading "Notes to Consolidated Financial Statements," which information is contained in the Company's Annual Report to Shareholders and incorporated herein by reference.

    c.   Narrative Description of Business.
         ---------------------------------

         Pump and Compressor Segment
         ---------------------------

         With the lighting joint venture in place, Thomas is now focused on its Pump and Compressor business. Thomas is the leading supplier to the original equipment manufacturer (OEM) market in such applications as medical equipment, gasoline vapor and refrigerant recovery, automotive and transportation applications, printing, tape drives, laboratory equipment, and many other applications for consumer, commercial, and industrial uses. The Company designs, manufactures, markets, and sells these products through operations worldwide. Group headquarters are as follows: North American Group--Sheboygan, Wisconsin; European Group-- Puchheim, Germany; and Asia Pacific Group--Hong Kong, China.

         The Company has four manufacturing operations in the United States which manufacture rotary vane, linear, piston, and diaphragm pumps and compressors, and various liquid pump technologies. These products are distributed worldwide to OEM's, as well as through industrial distributors.

         Three German operations manufacture a complementary line of rotary vane, piston, linear, and diaphragm pumps and compressors, and various liquid pump technologies. These products are distributed worldwide.

         The  Company  also   maintains   sales  offices   in  England,   Italy,
         Switzerland, Hong Kong, Japan, Taiwan, and Australia. The Corporate Office is in Louisville, Kentucky.

         The Company offers a wide selection of standard air compressors and vacuum pumps and will modify or design its products to meet exacting OEM applications. For the OEM market, the Company's pump and compressor products are manufactured under the names Thomas in the U.S. and ASF Thomas in Europe. Other products are marketed under the brand names Welch (high vacuum systems for laboratory and chemical markets), Air-Pac (pnueumatic construction equipment), Vakuumatic (leakage detection systems), Medi-Pump (respiratory products), and Oberdorfer (liquid pumps).

         The medical equipment market, which includes oxygen concentrators, nebulizers, aspirators, and other devices, is important to the Company. Company sales to medical equipment OEM's were approximately $65 million in 2000, $62 million in 1999, and $57 million in 1998. Oxygen concentrator OEM's represent over 50 percent of the Company's sales in the medical equipment market. The Company believes it has the leading market share in the oxygen concentrator OEM market worldwide.

         No single customer of the Company accounted for 10 percent or more of the Company's net sales in 2000.

         The backlog of unshipped orders was $42 million at December 31, 2000, and $43 million at December 31, 1999. The reduction in backlog was due primarily to exchange rate fluctuations regarding our European operations and a shortening of the cycle time for our larger OEM customers between when their orders are received and when the Company ships. The Company believes substantially all of such orders are firm, although some orders are subject to cancellation. Substantially all of these orders are expected to be filled in 2001.

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

         GTG designs, manufactures, markets, and sells lighting fixtures for a wide variety of applications in the commercial, industrial, and residential markets. GTG operates in these three industry segments through the following divisions: Lightolier, Controls, Choride Systems, Wide-Lite, Hadco, Supply (Crescent, ExceLine, and Stonco product lines), Residential, Day-Brite, Capri, and Gardco in the United States and Mexico; and Canlyte, Thomas Lighting Canada, Lumec, and Ledalite in Canada.

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

         GTG's products are marketed by independent sales representatives and GTG direct sales personnel who sell to distributors, electrical wholesalers, mass merchandisers, and national accounts. In addition, GTG's products are promoted through architects, engineers, contractors, and building owners. GTG's products are principally sold throughout the United States, Canada, and Mexico.

    d.   Other
         -----

         Working capital is financed principally from operating profits. The Company maintains adequate lines of credit and financial resources to meet the anticipated cash requirements in the year ahead.

         The Company has various patents and trademarks but does not consider its business to be materially dependent upon any individual patent or trademark.

         During 2000,the Company spent $9,721,000 on research activities relating to the development of new products and the improvement of existing products. Substantially all of this amount was Company-sponsored activity. During 1999, the Company spent $9,370,000 on these activities and during 1998, $9,085,000.

         Continued compliance with present and reasonably expected federal, state, and local environmental regulations is not expected to have any material effect upon capital expenditures, earnings, or the competitive position of the Company and its subsidiaries.

         The Company employed approximately 1,130 people at December 31, 2000.

    e.   Financial Information about Geographic Areas.
         --------------------------------------------

         See Notes to Consolidated Financial Statements, as set forth in Exhibit 13, which information is contained in the Company's 2000 Annual Report to Shareholders, and incorporated herein by reference, for financial information about foreign and domestic operations.

    f.   Executive Officers of the Registrant.
         ------------------------------------

                                                                     Year
                               Office or Position                First Elected
           Name                   with Company             Age   as an Officer
           ----                   ------------             ---   -------------

    Timothy C. Brown        Chairman of the Board,          50           1984
              (A)           President, Chief Executive
                            Officer, and Director

    Cliff C. Moulton        Vice President,                 53           1993
       (B)                  Business Development

    Phillip J. Stuecker     Vice President of Finance,      49           1984
              (C)           Chief Financial Officer,
                            and Secretary

                                                                     Year
                               Office or Position                First Elected
           Name                   with Company             Age   as an Officer
           ----                   ------------             ---   -------------

    Bernard R. Berntson     Vice President; General         61           1992
              (D)           Manager, North American
                            Pump and Compressor Group

    Peter H. Bissinger      Vice President; General         55           1992
              (E)           Manager, European
                            Pump and Compressor Group

    (A) Timothy C. Brown was elected Chairman of the Board on April 20, 1995, in addition to his other duties of President and Chief Executive Officer. Prior to this, Mr. Brown held various management positions in the Company including Chief Operating Officer, Executive Vice President, and Vice President and Group Manager of the Specialty Products Group.

    (B) Cliff C. Moulton was elected an officer effective March 1, 1993, and held the position of Vice President; Pump and Compressor Group Manager. Mr. Moulton spent the previous 23 years with Honeywell Corporation in various management positions, most recently as Vice President and General Manager of the Skinner Valve Division, since 1987.

    (C) Phillip J. Stuecker was elected Vice President of Finance, Chief Financial Officer, and Secretary on October 23, 1989. Prior to this, Mr. Stuecker held various management positions in the Company including Vice President and Treasurer.

    (D) Bernard R. Berntson was elected an officer effective December 14, 1992. Mr. Berntson had held the position of General Manager of the North American Pump and Compressor Group since 1987.

    (E) Peter H. Bissinger was elected an officer effective December 14, 1992, in addition to his position of President of ASF Thomas GmbH, a wholly owned subsidiary of the Company. Mr. Bissinger had held the position of President of ASF Thomas GmbH since 1979.


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

                             Number
                         of Facilities    Combined
         Segment         Owned  Leased   Square Feet   Nature of Facilities
         -------         -----  ------   -----------   --------------------

      Pump and Compressor  4      4         707,000    Manufacturing plants
                           1      6          32,000    Distribution centers

      Corporate            --     1           5,500    Corporate headquarters
                           2      --        160,000    Leased to third parties


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None


PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

    The information required by this item is set forth in Exhibit 13 under the headings "Common Stock Market Prices and Dividends," and "Notes to Consolidated Financial Statements," which information is contained in the Company's 2000 Annual Report to Shareholders and incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA

    The information required by this item is set forth in Exhibit 13 under the heading "Five-Year Summary of Operations and Statistics," which information is contained in the Company's 2000 Annual Report to Shareholders and incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required by this item is set forth in Exhibit 13 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," which information is contained in the Company's 2000 Annual Report to Shareholders and incorporated herein by reference.



ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's long-term debt bears interest at fixed rates, with the exception of the $8 million eighteen-month note that accrues interest at a variable rate. Short-term borrowings are priced at variable interest rates. The Company's results of operations and cash flows, therefore, would only be affected by interest rate changes to the extent of variable rate debt. At December 31, 2000, only the $8 million long-term note was outstanding. A 100 basis point movement in the interest rate on the $8 million note would result in an $80,000 annualized effect on interest expense and cash flows.

     The Company also has a long-term note receivable from GTG of $22,287,000 that bears interest at a variable rate. Therefore, a 100 basis point movement in the interest rate on the $22,287,000 note would result in an approximate $223,000 annualized effect on interest income and cash flows.

     The fair value of the Company's long-term debt is estimated based on current interest rates offered to the Company for similar instruments. A 100 basis point movement in the interest rate would result in an approximate $750,000 annualized effect on the fair value of long-term debt.

     The Company has significant operations consisting of sales and manufacturing activities in foreign countries. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or changing economic conditions in the foreign markets in which the Company manufactures or distributes its products. Currency exposures for our Pump and Compressor Segment are concentrated in Germany but exist to a lesser extent in other parts of Europe and Asia. Our Lighting Segment currency exposure is primarily in Canada.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements and notes to consolidated financial statements of the registrant and its subsidiaries are set forth in Exhibit 13 under the headings "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements," which information is contained in the Company's 2000 Annual Report to Shareholders and incorporated herein by reference. The Report of Independent Auditors is also set forth in Exhibit 13 and hereby incorporated herein by reference. In addition, financial statements of GTG are included in this Form 10-K on pages F-1 to F-18.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None



PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    a.   Directors of the Company
         ------------------------

         The information required by this item is set forth in registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 19, 2001, under the headings "Election of Directors" and "Section 16(a), Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference.

    b.   Executive Officers of the Company
         ---------------------------------

         Reference is made to "Executive  Officers of the Registrant" in Part I,
         Item 1.f.


ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this item is set forth in registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 19, 2001, under the headings "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Board of Directors," which information is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is set forth in registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 19, 2001, under the heading "Securities Beneficially Owned by Principal Shareholders and Management," which information is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is set forth in registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 19, 2001, under the headings "Board of Directors" and "Compensation Committee Interlocks and Insider Participation," which information is incorporated herein by reference.

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    a.   (1) Financial Statements
             --------------------

         The following consolidated financial statements of Thomas Industries Inc., included in the Company's 2000 Annual Report to Shareholders, are included in Part II, Item 8:

               Consolidated Balance Sheets -- December 31, 2000 and 1999 Consolidated Statements of Income -- Years ended December 31,
                 2000, 1999, and 1998
               Consolidated Statements of Shareholders' Equity -- Years ended
                 December 31, 2000, 1999, and 1998
               Consolidated Statements of Cash Flows -- Years ended December 31,
                 2000, 1999, and 1998
               Notes to Consolidated Financial Statements -- December 31, 2000

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

         (3)  Listing of Exhibits
              -------------------

               Exhibit No.                         Exhibit
               -----------                         -------

                      3(a) Restated Certificate of Incorporation, as amended, filed as Exhibit 3(a) to registrant's report on Form 10-Q dated August 11, 1999, hereby incorporated by reference.

                      3(b) Bylaws, as amended April 15, 2000, filed as Exhibit 3(b) to registrant's report on Form 10-K dated March 29, 2000, hereby incorporated by reference.

                      4(a) Note Agreement dated January 19, 1990, by and among the Company and Day-Brite Lighting, Inc., Allstate Life Insurance Company, and other investors filed as
                                        Exhibit 4 to registrant's report on Form
                                        10-K  dated  March  22,   1990,   hereby
                                        incorporated    by   reference.    First
                                        Amendment to Note Agreement  dated April
                                        8, 1992,  and Second  Amendment  to Note
                                        Agreement dated July 31, 1992,  filed as
                                        Exhibit 4 to Form 10-Q filed  August 12,
                                        1992, herein  incorporated by reference.
                                        Third  Amendment to Note Agreement dated
                                        July 7, 1999, filed as Exhibit 4 to Form
                                        10-Q filed November 16, 1999, herein incorporated by reference.

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

                     4(b) Amended and Restated Rights Agreement filed as Exhibit 4(b) to registrant's report on Form 10-Q dated April 15, 1999, hereby incorporated by reference.

                     4(c) First Amendment to Rights Agreement, filed herewith.

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

                     10(f) Nonemployee Director Stock Option Plan as Amended and Restated as of February 5, 1998, filed as Exhibit Exhibit 10(h) to registrant's report on Form 10-K dated March 20, 1998, hereby incorporated by reference.

                     10(g) 1995 Incentive Stock Plan as Amended and Restated as of April 15, 2000, filed as
                                        Exhibit 10(h) to registrant's  report on
                                        Form  10-Q  dated   November  12,  2000,
                                        hereby incorporated by reference.

               Exhibit No.                         Exhibit
               -----------                         -------

                     10(h)              Employment  Agreement  with  Timothy  C.
                                        Brown dated  January 29, 1998,  filed as
                                        Exhibit 10(j) to registrant's report on Form 10-K dated March 20, 1998, hereby incorporated by reference.

                     10(i) Master Transaction Agreement by and between Thomas Industries Inc. and The Genlyte Group Incorporated dated April 28, 1999, filed as Exhibit 2.1 to registrant's report on Form 8-K dated July 24, 1999, hereby incorporated by reference.

                     10(j) Limited Liability Company Agreement of GT Lighting, LLC, dated April 28, 1999, filed as Exhibit 2.2 to registrant's report on Form 8-K dated July 24, 1999, hereby incorporated by reference.

                     10(k) Capitalization Agreement among GT Lighting, LLC, and Thomas Industries Inc., Tupelo Holdings Inc., Thomas Industries Holdings Inc., Gardco Manufacturing, Inc., Capri Lighting, inc., Thomas Imports, Inc., and TI Industries Corporation dated April 28, 1999, filed as Exhibit 2.3 to registrant's report on Form 8-K dated July 24, 1999, hereby incorporated by reference.

                     10(l) Capitalization Agreement between GT Lighting, LLC, and The Genlyte Group Incorporated dated April 28, 1999, filed as Exhibit 2.4 to registrant's Form 8-K dated July 24, 1999, hereby incorporated by reference.

                     13 Certain portions of the Company's 2000 Annual Report to Shareholders as specified in Parts I and II, hereby incorporated by reference in this Annual Report on Form 10-K.

                     21                 Subsidiaries of the Registrant.

                     23(a)              Consent of Ernst & Young LLP.

                     23(b)              Consent of Arthur Andersen LLP.

    b.  Reports on Form 8-K
        -------------------

               During the fourth quarter of 2000, the Company filed the following report on Form 8-K:

               Form 8-K dated November 13, 2000; (live web cast of presentation at Baird conference announced).

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

                                    THOMAS INDUSTRIES INC.


Date:  March 26, 2001               By /s/ Timothy C. Brown
                                       -----------------------------------------
                                       Timothy C. Brown, Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                      Title                     Date
         ---------                      -----                     ----



/s/ Timothy C. Brown            Chairman of the Board;           March 26, 2001
-----------------------------   President; Chief Executive
Timothy C. Brown                Officer; Director
                                (Principal Executive Officer)

/s/ Phillip J. Stuecker         Vice President of Finance;       March 26, 2001
-----------------------------   Chief Financial Officer;
Phillip J. Stuecker             Secretary
                                (Principal Financial Officer)

/s/ Roger P. Whitton            Controller                       March 26, 2001
-----------------------------   (Principal Accounting Officer)
Roger P. Whitton


/s/ Wallace H. Dunbar           Director                         March 26, 2001
-----------------------------
Wallace H. Dunbar



/s/ H. Joseph Ferguson          Director                         March 26, 2001
-----------------------------
H. Joseph Ferguson



/s/ Gene P. Gardner             Director                         March 26, 2001
-----------------------------
Gene P. Gardner



/s/ Lawrence E. Gloyd           Director                         March 26, 2001
-----------------------------
Lawrence E. Gloyd

         Signature                      Title                     Date
         ---------                      -----                     ----



/s/ William M. Jordan           Director                         March 26, 2001
-----------------------------
William M. Jordan



/s/ Franklin J. Lunding, Jr.    Director                         March 26, 2001
-----------------------------
Franklin J. Lunding, Jr.



/s/ Anthony A. Massaro          Director                         March 26, 2001
-----------------------------
Anthony A. Massaro

                         Report of Independent Auditors


The Board of Directors and Shareholders
Thomas Industries Inc.


We have audited the consolidated balance sheets of Thomas Industries Inc. as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits. The financial statements of Genlyte Thomas Group LLC (GTG), a partnership formed on August 30, 1998, in which the Company has a 32% interest, have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the consolidated financial statements relates to data included for GTG, it is based solely on their report.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Thomas Industries Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                   /s/ Ernst & Young LLP

Louisville, Kentucky
February 7, 2001


                                                            Valuation and Qualifying Accounts
                                                         Thomas Industries Inc. and Subsidiaries
                                                                   December 31, 2000


------------------------------------------------------------------------------------------------------------------------------------
                                                     Balance at      Charged to         Charged to                        Balance at
                   Description                       Beginning         Costs         Other Accounts-     Deductions-        End of
                                                     of Period      and Expenses         Describe         Describe          Period
------------------------------------------------------------------------------------------------------------------------------------

Year ended December 31, 2000

Allowance for doubtful accounts                        $698,000       $206,000                          $152,000  (1)       $752,000
Allowance for obsolete and slow moving inventory      1,861,000        624,000                           486,000  (2)      1,999,000
                                                    ---------------------------                       ------------------------------
                                                     $2,559,000       $830,000                          $638,000          $2,751,000
                                                    ===========================                       ==============================

Year ended December 31, 1999

Allowance for doubtful accounts                        $656,000       $192,000                          $150,000  (1)       $698,000
Allowance for obsolete and slow moving inventory      1,932,000        174,000                           245,000  (2)      1,861,000
                                                    ---------------------------                       ------------------------------
                                                     $2,588,000       $366,000                          $395,000          $2,559,000
                                                    ===========================                       ==============================

Year ended December 31, 1998

Allowance for doubtful accounts                      $2,046,000       $273,000        $1,515,000  (3)   $148,000  (1)       $656,000
Allowance for obsolete and slow moving inventory      5,518,000        539,000         3,841,000  (3)    284,000  (2)      1,932,000
                                                    --------------------------------------------------------------------------------
                                                     $7,564,000       $812,000        $5,356,000        $432,000          $2,588,000
                                                    ================================================================================


(1) Uncollectible accounts written off, less recoveron accounts previously written off and effect of translation in accordance with SFAS No. 52.

(2) Disposal of obsolete inventory and effect of translation in accordance with SFAS No. 52.

(3) Transfer of lighting reserve to GTG joint venture.


                                  EXHIBIT INDEX


Exhibit No.                    Exhibit                           Page
----------                     -------                           ----


    4(c)              First Amendment to Rights Agreement           39

    13                Certain portions of the Company's 2000        41
                      Annual Report to Shareholders as
                      specified in Parts I and II hereof to
                      be incorporated by reference in this
                      Annual Report on Form 10-K

    21                Subsidiaries of the Registrant                83

    23(a)             Consent of Ernst & Young LLP                  84

    23(b)             Consent of Arthur Andersen LLP                85

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

Following are audited financial statements of GTG for the years ended December 31, 2000 and 1999, and for the period from inception, August 30, 1998, through December 31, 1998.

                    Report of Independent Public Accountants


To the Members of Genlyte Thomas Group LLC:

We have audited the accompanying consolidated balance sheets of Genlyte Thomas Group LLC (a Delaware limited liability company) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, members' equity, and cash flows for the years ended December 31, 2000 and 1999, and for the period from inception, August 30, 1998, through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genlyte Thomas Group LLC and subsidiaries as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999, and for the period from inception, August 30, 1998, through December 31, 1998, in conformity with accounting principles generally accepted in the United States.





                                                   ARTHUR ANDERSEN LLP




Louisville, Kentucky
     January 19, 2001


     CONSOLIDATED STATEMENTS OF INCOME
     GENLYTE THOMAS GROUP LLC AND SUBSIDIARIES
     FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999, AND
     FOR THE PERIOD FROM INCEPTION, AUGUST 30, THROUGH DECEMBER 31, 1998
     (AMOUNTS IN THOUSANDS)

                                                                                 2000          1999              1998
                                                                        ---------------------------------------------------

     Net sales                                                               $1,007,706         $ 978,302        $ 324,111
         Cost of sales                                                          651,304           645,572          212,676
                                                                        ---------------------------------------------------
     Gross profit                                                               356,402           332,730          111,435
         Selling and administrative expenses                                    257,583           240,589           81,725
         Amortization of goodwill and other intangible assets                     4,616             3,704              933
                                                                        ---------------------------------------------------
     Operating profit                                                            94,203            88,437           28,777
         Interest expense, net of interest income                                 4,184             4,633            1,252
         Minority interest                                                         (140)                -                -
                                                                         --------------------------------------------------
     Income before income taxes                                                  90,159            83,804           27,525
         Income tax provision                                                     6,622             4,841            1,009
                                                                        ---------------------------------------------------
     Net income                                                                $ 83,537          $ 78,963         $ 26,516
                                                                        ===================================================

The  accompanying  notes are an integral  part of these  consolidated  financial statements.




CONSOLIDATED BALANCE SHEETS
GENLYTE THOMAS GROUP LLC AND SUBSIDIARIES
AS OF DECEMBER 31, 2000 AND 1999
(AMOUNTS IN THOUSANDS)


                                                                                         2000          1999
                                                                                     ----------------------------
ASSETS:
Current assets:
     Cash and cash equivalents                                                           $ 23,817       $ 22,705
     Accounts receivable, less allowance for doubtful
          accounts of $11,014 and $14,910, respectively                                   142,784        155,428
     Related-party receivables                                                              1,204              -
     Inventories                                                                          151,257        136,041
     Other current assets                                                                   7,564          7,614
                                                                                     ----------------------------
Total current assets                                                                      326,626        321,788
Property, plant and equipment, at cost:
     Land and land improvements                                                             6,506          6,537
     Buildings and leasehold improvements                                                  83,594         87,951
     Machinery and equipment                                                              258,892        228,132
                                                                                     ----------------------------
Total property, plant and equipment                                                       348,992        322,620
     Less:  Accumulated depreciation and amortization                                     235,991        217,631
                                                                                     ----------------------------
Net property, plant and equipment                                                         113,001        104,989
Goodwill, net of accumulated amortization                                                 140,312        111,426
Other assets                                                                               34,769         15,228
                                                                                     ----------------------------
TOTAL ASSETS                                                                             $614,708      $ 553,431
                                                                                     ============================
LIABILITIES & MEMBERS' EQUITY:
Current liabilities:
     Current portion of long-term debt                                                   $  2,661       $  1,647
     Accounts payable                                                                      96,794         86,460
     Related-party payables                                                                   199          8,762
     Accrued expenses                                                                      77,800         73,609
                                                                                     ----------------------------
Total current liabilities                                                                 177,454        170,478
Long-term debt                                                                             66,652         53,964
Accrued pension                                                                            12,728         13,763
Deferred income taxes                                                                       2,675          1,257
Other liabilities                                                                           7,893          4,801
                                                                                     ----------------------------
Total liabilities                                                                         267,402        244,263
Members' equity:
     Accumulated other comprehensive income                                                   875          3,158
     Other members' equity                                                                346,431        306,010
Total members' equity                                                                     347,306        309,168
                                                                                     ----------------------------
TOTAL LIABILITIES & MEMBERS' EQUITY                                                      $614,708       $553,431
                                                                                     ============================

The  accompanying  notes are an integral  part of these  consolidated  financial statements.




CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
GENLYTE THOMAS GROUP LLC AND SUBSIDIARIES
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999, AND
FOR THE PERIOD FROM INCEPTION, AUGUST 30, THROUGH DECEMBER 31, 1998
(AMOUNTS IN THOUSANDS)

                                                                     Accumulated
                                                                       Other                     Other            Total
                                                                   Comprehensive              Members'           Members'
                                                                       Income                   Equity            Equity
                                                               ------------------------------------------------------------

Contribution by Genlyte, August 30, 1998                                     $    -             $168,379          $168,379
Contribution by Thomas, August 30, 1998                                           -               79,237            79,237
                                                               ------------------------------------------------------------
Total contributions                                                               -              247,616           247,616
Net income                                                                        -               26,516            26,516
Increase in minimum pension liability                                       (1,793)                    -           (1,793)
Foreign currency translation adjustments                                        718                    -               718
                                                               ------------------------------------------------------------
     Total comprehensive income                                             (1,075)               26,516            25,441
Distributions to members                                                          -              (8,529)           (8,529)
                                                               ------------------------------------------------------------
Members' equity, December 31, 1998                                         $(1,075)             $265,603          $264,528

Net income                                                                        -               78,963            78,963
Decrease in minimum pension liability                                         1,793                    -             1,793
Foreign currency translation adjustments                                      2,440                    -             2,440
                                                               ------------------------------------------------------------
     Total comprehensive income                                               4,233               78,963            83,196
Adjustment to contribution by Thomas                                              -              (1,014)           (1,014)
Distributions to members                                                          -             (37,542)          (37,542)
                                                               ------------------------------------------------------------
Members' equity, December 31, 1999                                          $ 3,158             $306,010          $309,168

Net income                                                                        -               83,537            83,537
Increase in minimum pension liability                                         (277)                    -             (277)
Foreign currency translation adjustments                                    (2,006)                    -           (2,006)
                                                               ------------------------------------------------------------
     Total comprehensive income                                             (2,283)               83,537            81,254
Adjustment to contribution by Thomas                                              -                    -                 -
Distributions to members                                                          -             (43,116)          (43,116)
                                                               ------------------------------------------------------------
Members' equity, December 31, 2000                                           $  875            $ 346,431         $ 347,306
                                                               ============================================================

The  accompanying  notes are an integral  part of these  consolidated  financial statements.







CONSOLIDATED STATEMENTS OF CASH FLOWS
GENLYTE THOMAS GROUP LLC AND SUBSIDIARIES
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999, AND
FOR THE PERIOD FROM INCEPTION, AUGUST 30, THROUGH DECEMBER 31, 1998
(AMOUNTS IN THOUSANDS)

                                                                                        2000           1999           1998
                                                                                ---------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                         $ 83,537       $ 78,963      $ 26,516
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                                                     25,664         23,835         7,305
       Loss (gain) from disposal of plant and equipment                                    (77)           (20)           257
       Changes in assets and liabilities, net of effect of acquisitions:
          (Increase) decrease in:
                Accounts receivable                                                      18,181        (5,354)         2,435
                Related-party receivables                                               (1,204)          1,855       (1,855)
                Inventories                                                            (10,726)          3,039         1,344
                Other current assets                                                        204          1,018          (68)
                Other assets                                                              (335)       (28,736)       (3,650)
           Increase (decrease) in:
                Accounts payable and accrued expenses                                     8,996         24,223        20,536
                Related-party payables                                                  (8,563)          8,060           702
                Deferred income taxes                                                     1,418            536           188
                Accrued pension and other liabilities                                     2,000        (2,260)         4,730
                Minimum pension liability                                                 (277)          1,793       (1,793)
       All other, net                                                                     1,913          2,948         (359)
                                                                                ---------------------------------------------
    Net cash provided by operating activities                                           120,731        109,900        56,288
                                                                                ---------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions, net of cash acquired                                                 (58,645)       (30,934)             -
    Purchases of plant and equipment                                                   (28,423)       (20,514)       (8,086)
                                                                                ---------------------------------------------
    Net cash used in investing activities                                              (87,068)       (51,448)       (8,086)
                                                                                ---------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in debt, net                                                     12,571        (9,178)      (39,374)
    Distributions to members                                                           (43,116)       (37,542)       (8,529)
                                                                                ---------------------------------------------
    Net cash used in financing activities                                              (30,545)       (46,720)      (47,903)
                                                                                ---------------------------------------------
    Effect of exchange rate changes on cash and cash equivalents                        (2,006)          2,440           718
                                                                                ---------------------------------------------
    Net increase in cash and cash equivalents                                             1,112         14,172         1,017
    Cash and cash equivalents at beginning of period                                     22,705          8,533         7,516
                                                                                ---------------------------------------------
    Cash and cash equivalents at end of period                                         $ 23,817       $ 22,705       $ 8,533
                                                                                =============================================

The  accompanying  notes are an integral  part of these  consolidated  financial statements.



                    Genlyte Thomas Group LLC and Subsidiaries
                   Notes to Consolidated Financial Statements
                          (Dollar Amounts in Thousands)


    (1)  DESCRIPTION OF BUSINESS

         Genlyte Thomas Group LLC ("GTG" or "the Company") is a Delaware limited liability company. GTG designs, manufactures, and sells lighting fixtures and controls for a wide variety of applications in the commercial, residential, and industrial markets. GTG's products are marketed primarily to distributors who resell the products for use in commercial, residential, and industrial construction and remodeling. The Company is the result of the business combination discussed in Note 3.

    (2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation: The accompanying consolidated financial statements include the accounts of GTG and all majority-owned subsidiaries, and also include other entities that are jointly owned by The Genlyte Group Incorporated and Thomas Industries Inc., all of which entities in total operationally comprise GTG. Intercompany accounts and transactions have been eliminated. Investments in affiliates owned less than 50% are accounted for using the equity method, under which the Company's share of these affiliates' earnings is included in income as earned.

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

         Revenue Recognition: In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The effective date of SAB 101 for the Company was the fourth quarter of 2000. SAB 101 had no impact on the Company's financial position or results of operations in 2000 because the Company had been in compliance with the guidance of SAB
         101. The Company records sales revenue when products are shipped because that is the point when the customer accepts title and the risks and rewards of ownership. A provision for estimated returns and allowances is recorded as a sales deduction.

         Shipping and Handling Costs: In compliance with Emerging Issues Task Force Issue 00-10, the Company began in 2000 to include in net sales all amounts billed to customers that relate to shipping and handling. Previously, such revenue was netted against the related costs. The effect in 2000 was to reclassify $7,664 to net sales from selling and administrative expenses. Prior-year statements of income have not been reclassified to conform to the 2000 classification because the amounts are not material. The amounts of shipping and handling costs included in selling and administrative expenses were $52,805 in 2000, $40,814 in 1999, and $14,160 for the period from inception, August 30, through December 31, 1998.

         Advertising Costs: The Company expenses advertising costs principally as incurred. Certain catalog, literature, and display costs are amortized over their useful lives, from six to 36 months. Total advertising expenses were $12,221 in 2000, $13,416 in 1999, and $4,323 for the period from inception, August 30, through December 31, 1998.

         Research and Development Costs: Research and development costs are expensed as incurred. These expenses were $8,510 in 2000, $8,086 in 1999, and $3,792 for the period from inception, August 30, through December 31, 1998.

         Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.
         Inventories: Inventories are stated at the lower of cost or market and include materials, labor, and overhead. Inventories at December 31 consisted of the following:

                                                      2000              1999
                                              ----------------------------------

                  Raw materials               $   55,651          $   46,717
                  Work in process                 13,484              14,027
                  Finished goods                  82,122              75,297
                                              ----------------------------------
                  Total inventories           $  151,257          $  136,041
                                              ==================================

         Inventories valued using the last-in, first-out ("LIFO") method represented approximately 83% of total inventories at December 31, 2000 and 1999. Inventories not valued at LIFO (primarily inventories of Canadian operations) are valued using the first-in, first-out ("FIFO") method. On a FIFO basis, which approximates current cost, inventories would have been $1,403 and $3,460 lower than reported at December 31, 2000 and 1999, respectively.

         Property, Plant and Equipment: The Company provides for depreciation of property, plant and equipment, which also includes amortization of assets recorded under capital leases, on a straight-line basis over the estimated useful lives of the assets. Useful lives vary among the items in each classification but fall within the following ranges:

              Land improvements                              10 to 25 years
              Buildings and leasehold improvements           10 to 40 years
              Machinery and equipment                         3 to 10 years

         When the Company sells or otherwise disposes of property, plant and equipment, the asset cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in the consolidated statements of income.

         Leasehold improvements are amortized over the terms of the respective leases, or over their estimated useful lives, whichever is shorter.

         Maintenance  and  repairs  are  expensed  as  incurred.   Renewals  and
         improvements are capitalized and depreciated or amortized over the remaining useful lives of the respective assets.

         Goodwill: Cost in excess of net assets of businesses acquired prior to 1971 is not amortized since, in the opinion of management, there has been no diminution in value. For businesses acquired subsequent to 1970, the cost in excess of net assets, aggregating $165,884 as of December 31, 2000, and  $132,587  as  of  December  31,  1999,  is  being  amortized  on a straight-line basis over periods ranging from 10 to 40 years. Accumulated amortization was $30,494 and $26,083 as of December 31, 2000 and 1999, respectively.

         The Company periodically evaluates goodwill and other intangible assets to assess recoverability from future operations. An impairment would be recognized as expense if a permanent diminution in value occurred. In the opinion of management, no material diminution in value has occurred during the periods presented in these consolidated financial statements.

         Translation of Foreign Currencies: Balance sheet accounts of foreign subsidiaries are translated into U.S. dollars at the rates of exchange in effect as of the balance sheet dates. The cumulative effects of such adjustments were $1,152 and $3,158 at December 31, 2000 and 1999, respectively, and have been credited to members' equity in the consolidated balance sheets. Income and expenses are translated at the average exchange rates prevailing during the year. Gains or losses resulting from foreign currency transactions are included in net income.

         Fair Value of Financial Instruments: The carrying amounts of cash equivalents, short-term borrowings, and long-term debt approximate fair value.

         Accounting  Standards  Yet  to  be  Adopted:   Statement  of  Financial
         Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), was issued in June 1998 and is effective for the Company beginning in 2001. Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133," was issued in June 2000 and is to be adopted concurrently with SFAS No. 133. The Company does not currently participate in any significant hedging activities, nor does it use any significant derivative financial instruments.

         Reclassifications: Certain prior-year amounts have been reclassified to conform to the current-year presentation. These changes had no impact on previously reported net income or members' equity.

    (3)  FORMATION OF GENLYTE THOMAS GROUP LLC

         On August 30, 1998, The Genlyte Group Incorporated ("Genlyte") and Thomas Industries Inc. ("Thomas") completed the combination of the business of Genlyte with the lighting business of Thomas ("Thomas Lighting") in the form of a limited liability company named Genlyte Thomas Group LLC. Genlyte contributed substantially all of its assets and liabilities to GTG and received a 68% interest in GTG. Thomas contributed substantially all of the assets and certain related liabilities of Thomas Lighting and received a 32% interest in GTG. The percentage interests in GTG issued to Genlyte and Thomas were based on arms-length negotiations between the parties with the assistance of their financial advisers.

         Under the purchase method of accounting, Genlyte's majority ownership of GTG required the assets and liabilities contributed by Thomas Lighting to GTG to be valued at their fair values, as of the acquisition date, in the consolidated financial statements of GTG. The fair values attributed to the Thomas Lighting assets and liabilities resulted from management's determination of purchase accounting adjustments and were based upon available information and certain assumptions that management considered reasonable under the circumstances. The resulting cost in excess of the fair market value of net assets contributed by Thomas Lighting (goodwill) of $32,412 is being amortized on a straight-line basis over 30 years. The assets contributed by Genlyte to GTG are reflected at their historical cost.

         To the extent the actual net working capital contributed by Thomas Lighting exceeded the target net working capital, GTG paid Thomas the difference of $35,189. Of this amount, $34,175 was paid in 1998, and $1,014 was paid in 1999, based on an adjustment to the Thomas net working capital. The target net working capital was determined by a formula that considered Genlyte's adjusted net working capital, Thomas Lighting's net working capital, and Genlyte's net working capital as a percentage of net sales as of August 30, 1998.

         Subject to the provisions in the Genlyte Thomas Group LLC Agreement (the "LLC Agreement") regarding mandatory distributions described below, and the requirement of special approval in certain instances, distributions to Genlyte and Thomas (the "Members"), respectively, will be made at such time and in such amounts as determined by the Company's Management Board and shall be made in cash or other property in proportion to the Members' respective percentage interests. Notwithstanding anything to the contrary provided in the LLC Agreement, no distribution under the LLC Agreement shall be permitted to the extent prohibited by Delaware law.

         The LLC Agreement requires that GTG make the following distributions to the Members:

         (i) A distribution to each Member, based on its percentage interest, for tax liabilities attributable to its participation as a Member of GTG based upon the effective tax rate of the Member having the highest tax rate; and

        (ii) Subject to the provisions of Delaware law and the terms of the primary GTG credit facility, distributions (exclusive of the tax distributions set forth above) to each of the Members so that Thomas receives at least an aggregate of $3,000 and Genlyte receives at least an aggregate of $6,375 per year beginning in 1999.

         Also under the terms of the LLC Agreement, at any time on or after January 31, 2002, Thomas has the right (a "Put Right"), but not the obligation, to require GTG to purchase all, but not less than all, of Thomas' 32% interest at the appraised value of such interest. The appraised value shall be the fair market value of GTG as a going concern, taking into account a control premium, and determined by an appraisal process to be undertaken by recognized investment banking firms chosen initially by Genlyte and Thomas. If GTG cannot secure the necessary financing with respect to Thomas' exercise of its Put Right, then Thomas has the right to cause GTG to be sold. Also, at any time after Thomas exercises its Put Right, Genlyte has the right to cause GTG to be sold.

         Also under the terms of the LLC Agreement, on or after the later to occur of (1) the final settlement or disposition of the litigation described in Note 15 "Contingencies" or (2) January 31, 2002, either Member has the right, but not the obligation, to offer to buy the other Member's interest (the "Offer Right"). If the Members cannot agree on the terms, then GTG shall be sold to the highest bidder. Either Member may participate in the bidding for the purchase of GTG.

         Complete details of the Put Right, Offer Right, and appraisal process can be found in the proxy statement pertaining to the formation of GTG, filed with the Securities and Exchange Commission by Genlyte on July 23, 1998.

    (4)  INVESTMENT IN FIBRE LIGHT AND ACQUISITION OF LEDALITE

         On May 10, 1999, the Company acquired a 2% interest (with rights to acquire an additional 6%) in Fibre Light International, based in Australia. Fibre Light International is in the business of commercializing fiber optic lighting technology. The two companies then formed a jointly owned limited liability company named Fibre Light U.S. LLC, ("Fibre Light"), of which GTG owns 80%. Fibre Light manufactures, markets, and sells fiber optic lighting systems in the U.S. On July 5, 2000, GTG acquired an additional 2% interest in Fibre Light International.

         On June 30, 1999, the Company acquired the assets and liabilities of privately held Ledalite Architectural Products Inc. ("Ledalite") located in Vancouver, Canada. Ledalite designs, manufactures, and sells architectural linear lighting systems for offices, schools, transportation facilities, and other commercial buildings.

         The original purchase prices of these acquisitions totaled $31,469 in 1999 (including costs of acquisition), consisting of approximately $8.5 million in cash payments and approximately $23 million in borrowings. In 2000, an additional $424 was paid to Ledalite's owners based on Ledalite's 1999 earnings performance.

         The Ledalite acquisition has been accounted for using the purchase method of accounting. The excess of the total purchase price over the fair market value of net assets acquired (goodwill) of $26,463 is being amortized on a straight-line basis over 30 years.

         The operating results of Fibre Light and Ledalite have been included in the Company's consolidated financial statements since the respective dates of acquisition. On an unaudited pro forma basis, assuming these acquisitions had occurred at the beginning 1999 and 1998, the Company's results would have been:
                                         Actual      Pro Forma      Pro Forma
                                          2000          1999            1998
                                      -------------- ------------ --------------

                      Net sales       $1,007,706      $ 990,326      $332,872
                      Net income          83,537         78,432        25,869

         The pro forma results do not purport to state exactly what the Company's results of operations would have been had the acquisitions in fact been consummated as of the assumed dates and for the periods presented.

    (5)  Acquisitions of Translite Sonoma and Chloride Systems

         As of September 14, 2000, the Company acquired Translite Limited ("Translite Sonoma"), a San Carlos, California-based manufacturer of low-voltage cable and track lighting systems and decorative architectural glass lighting. Earlier in 2000, Translite Limited had expanded its operations by merging with Sonoma Lighting Limited, which had been a manufacturer of decorative architectural glass lighting. The Company purchased all of the outstanding capital stock of Translite Limited for $6,427 (including costs of acquisition), borrowing $5,000 from the revolving credit facility and funding the remainder from cash on hand.

         As of October 1, 2000, the Company acquired the assets of the emergency lighting business of Chloride Power Electronics Incorporated ("Chloride Systems") from the Chloride Group, PLC, in London, England. The purchase includes the U.S. Chloride Systems and LightGuard emergency lighting brands. The purchase price was $52,324 in cash plus the assumption of approximately $2,800 in liabilities. The revolving credit facility was used to borrow $35,000, and cash on hand was used to pay the remaining $17,324.

         The Translite Sonoma and Chloride Systems acquisitions have been accounted for using the purchase method of accounting. The preliminary determination of the excess of the purchase price over the fair market value of net assets acquired (goodwill) of $6,692 for Translite Sonoma and $23,016 for Chloride Systems is being amortized on a straight-line basis over 30 years. The fair market value of net assets acquired from Chloride Systems included $23,000 in intangible assets for license and non-competition agreements, which are being amortized over 30 years. The determination of the fair market values as reflected in the balance sheet is subject to change, with a final determination no later than one year after the acquisition dates.

         The operating results of Translite Sonoma and Chloride Systems have been included in the Company's consolidated financial statements since the respective dates of acquisition. On an unaudited pro forma basis, assuming these acquisitions had occurred at the beginning of 2000 and 1999, the Company's results would have been:


                                              Pro Forma           Pro Forma
                                                2000                1999
                                           -----------------------------------
                    Net sales                  $ 1,035,139       $ 1,011,778
                    Net income                      83,349            79,773

         The pro forma results do not purport to state exactly what the Company's results of operations would have been had the acquisitions in fact been consummated as of the assumed dates and for the periods presented, nor are they necessarily indicative of future consolidated results.

    (6)  INCOME TAXES

         The results of operations are included in the tax returns of the Members, and, accordingly, no provision has been recognized by the Company for U.S. federal income taxes payable by the Members. The Company's foreign subsidiaries are taxable corporations, and current and deferred taxes are provided on their income. The income tax provision also includes $898 and $360 in U.S. state income taxes in 2000 and 1999, respectively. Cash paid for income taxes was $6,964 for the year ended December 31, 2000, $2,994 for the year ended December 31, 1999, and $469 for the period from inception, August 30, through December 31, 1998.

    (7)  LONG-TERM DEBT

         Long-term debt at December 31 consisted of the following:

                                               2000              1999
                                            -------------- ------------------

                  Revolving credit notes           $8,000               $  -
                  Canadian dollar notes            19,015             20,772
                  Industrial revenue bonds         18,100             10,500
                  Loan payable to Thomas           22,287             22,287
                  Capital leases and other          1,911              2,052
                                            -------------- ------------------
                                                   69,313             55,611
                  Less: current maturities          2,661              1,647
                                            -------------- ------------------
                  Total long-term debt           $ 66,652           $ 53,964
                                            ============== ==================

         The Company has a $150,000 revolving credit agreement (the "Facility") with various banks that matures in 2003. Under the most restrictive borrowing covenant, which is the fixed charge coverage ratio, the Company could incur approximately $27,000 in additional fixed charges.

         Total borrowings under the Facility as of December 31, 2000 and 1999, were $8,000 and $0, respectively. Outstanding borrowings bear interest at the option of the Company based on the bank's base rate or the LIBOR rate plus a spread as determined by total indebtedness. In addition, at December 31, 2000, the Company had outstanding approximately $46 million of letters of credit, which reduce the amount available to borrow under the Facility.

         The amount outstanding under the Facility is secured, if requested by the banking group, by liens on domestic accounts receivable, inventories, machinery and equipment, as well as the investments in certain subsidiaries of the Company. The net book value of assets subject to a lien at December 31, 2000, was $302,104.

         The Company has $19,015 of borrowings through its Canadian subsidiary, Genlyte Thomas Group Nova Scotia ULC. These borrowings will be repaid in installments in each of the next four years. Interest rates on these borrowings can be either the Canadian prime rate or the Canadian LIBOR rate plus a spread of 50 basis points. These borrowings are backed by the letters of credit mentioned above.

         The Company has $18,100 of variable rate demand Industrial Revenue Bonds that mature during 2009 to 2020. The average borrowing rate on these bonds was 4.2% in 2000 and 3.3% in 1999. These bonds are backed by the letters of credit mentioned above.

         The unsecured loan payable to Thomas accrues interest quarterly based on the 90-day LIBOR rate plus a spread as determined by the Facility. This loan can be prepaid in whole or in part without penalty and matures in 2003.

         The annual maturities of long-term debt are summarized as follows:

                  Year ending December 31
                   2001                                              $2,661
                   2002                                               3,491
                   2003                                              34,604
                   2004                                              10,278
                   2005                                                 179
                   Thereafter                                        18,100
                                                              --------------
                   Total long-term debt                            $ 69,313
                                                              ==============

         Cash paid for interest on debt was $3,596 for the year ended December 31, 2000, $4,566 for the year ended December 31, 1999, and $1,693 for the period from inception, August 30, through December 31, 1998.

    (8)  RETIREMENT PLANS

         The Company has defined benefit plans that cover the majority of its full-time U.S. employees. The Company's policy for funded plans is to make contributions equal to or greater than the requirements prescribed by the Employee Retirement Income Security Act. The plans' assets consist primarily of stocks and bonds. Pension costs for all Company defined benefit plans are actuarially computed. The Company also has other defined contribution plans, including those covering certain former Genlyte and Thomas employees.

         The amounts included in the accompanying consolidated balance sheets based on the funded status of the defined benefit plans at September 30 follow:

                                                              2000       1999
                                                           ---------------------
Change in Benefit Obligations
      Benefit obligations, beginning                       $ 73,927    $ 81,097
      Service cost                                            1,348       2,310
      Interest cost                                           5,412       5,358
      Benefits paid                                          (5,179)     (4,101)
      Amendments                                              1,426        --
      Curtailment gain                                       (1,146)       --
      Other - primarily actuarial (gain) loss                 2,838     (10,737)
                                                           --------------------
      Benefit obligations, ending                          $ 78,626    $ 73,927
                                                           ====================

Change in Plan Assets
      Plan assets at fair value, beginning                 $ 73,377    $ 68,902
      Actual return on plan assets                            7,837       6,965
      Employer contributions                                  3,049       1,611
      Benefits paid                                          (5,179)     (4,101)
                                                           --------------------
      Plan assets at fair value, ending                    $ 79,084    $ 73,377
                                                           ====================

Funded Status of the Plans
      Plan assets in excess of (less than)
      benefit obligations                                  $    458    $   (550)
      Unrecognized transition obligation at adoption           --           200
      Unrecognized actuarial gain                           (10,371)    (11,563)
      Unrecognized prior service cost                         2,759       2,024
      Contributions subsequent to measurement date              862         946
                                                           --------------------
      Net pension liability                                $ (6,292)   $ (8,943)
                                                           ====================

Balance Sheet Asset (Liability)                                2000      1999
                                                           --------------------
  Accrued pension liability                                $(12,480)   $(13,763)
  Prepaid pension cost                                        4,242       4,468
  Intangible asset                                            1,833         339
  Accumulated other comprehensive income                        113          13
                                                           --------------------
  Net liability recognized                                 $ (6,292)   $ (8,943)
                                                           ====================

         Weighted Average Assumptions
           Discount rate                                       7.75%      7.75%
           Rate of compensation increase                       4.00%      4.00%
           Expected return on plan assets                      9.00%      8.50%

                                                        2000     1999     1998
                                                    --------------------------
         Components of Net Periodic Benefit Costs
           Service cost                             $ 1,348   $ 2,310   $ 1,789
           Interest cost                              5,412     5,358     4,281
           Expected return on plan assets            (5,898)   (5,536)   (3,800)
           Amortization of transition amounts           102       181        18
           Amortization of prior service cost           220       293       345
           Recognized actuarial (gain) loss            (295)       60       202
           Net gain of curtailment and settlement      (580)        -         -
                                                    ---------------------------
           Net pension expense of
             defined benefit plans                      309     2,666     2,835
           Defined contribution plans                 2,665     1,574       623
           Multi-employer plans                         327       274       245
                                                    ---------------------------
           Total benefit costs                      $ 3,301   $ 4,514   $ 3,703
                                                    ===========================

         A summary of the plans in which benefit obligations and accumulated benefit obligations exceed fair value of assets follows:

         Benefit obligation                             $ 13,230    $  6,830
         Accumulated benefit obligation                   13,230       6,569
         Plan assets at fair value                         9,929       3,470

         Effective January 1, 2000, the Company has frozen the salaried pension plan of U.S. employees. These employees are eligible for Company matching on their 401(k) contributions, as well as being participants in the Genlyte Thomas Retirement Savings and Investment Plan. This will result in a curtailment credit of $603, which is a reduction of net pension expense in 2000.

         The Company also maintains defined benefit plans covering substantially all the employees of a Canadian subsidiary. The amounts included in the accompanying consolidated balance sheets, based on the funded status of these defined benefit plans at September 30, 2000 and 1999, follow:

                                                                2000     1999
                                                           --------------------
         Change in Benefit Obligations
           Benefit obligations, beginning                  $ 4,530     $ 4,562
           Service cost                                        169         252
           Interest cost                                       359         339
           Benefits paid                                      (364)       (221)
           Member contributions                                153           -
           Amendments                                            -          38
           Other - primarily actuarial gain                   (189)       (440)
                                                           --------------------
           Benefit obligations, ending                     $ 4,658     $ 4,530
                                                           ====================

         Change in Plan Assets                                 2000       1999
                                                           --------------------
           Plan assets at fair value, beginning            $ 5,496     $ 5,030
           Actual return on plan assets                        887          80
           Employer contributions                              534         123
           Member contributions                                153         148
           Benefits paid                                      (364)       (221)
           Other                                              (303)        336
                                                           --------------------
           Plan assets at fair value, ending               $ 6,403     $ 5,496
                                                           ====================

         Funded Status of the Plans
           Plan assets in excess of benefit obligations    $ 1,745     $   966
           Unrecognized transition obligation at adoption      (30)        (33)
           Unrecognized actuarial gain                      (1,139)       (718)
           Unrecognized prior service cost                     102         110
           Contributions subsequent to measurement date         72         259
                                                           --------------------
           Net pension asset                               $   750     $   584
                                                           ====================

         Balance Sheet Asset (Liability)
           Accrued pension liability                       $     -     $     -
           Prepaid pension cost                                750         584
           Intangible asset                                      -           -
           Accumulated other comprehensive income                -           -
                                                           --------------------
           Net asset recognized                            $   750     $   584
                                                           ====================

         Weighted Average Assumptions
           Discount rate                                      7.75%       7.75%
           Rate of compensation increase                      4.00%       4.00%
           Expected return on plan assets                     7.75%       7.75%

                                                      2000       1999      1998
                                                    ----------------------------
         Components of Net Periodic Benefit Costs
           Service cost                             $  169    $   252    $  211
           Interest cost                               359        339       295
           Expected return on plan assets             (427)      (368)     (315)
           Amortization of transition amounts           (3)        (6)       (5)
           Amortization of prior service cost            7          5         5
           Recognized actuarial gain                   (10)        (1)        2
                                                     ---------------------------
           Net pension expense of
             defined benefit plans                      95        221       193
           Defined contribution plans                  196        152        59
                                                     ---------------------------
           Total benefit costs                      $  291    $   373    $  252
                                                     ===========================

    (9)  POST-RETIREMENT BENEFIT PLANS

         The  Company  provides   post-retirement  medical  and  life  insurance
         benefits for certain retirees and employees and accrues the cost of such benefits during the service lives of such employees.

         The amounts included in the accompanying consolidated balance sheets for the post-retirement benefit plans based on the funded status at September 30, 2000, and December 31, 1999, follow:

                                                            2000         1999
                                                       -------------------------
         Change in Benefit Obligations
           Benefit obligations, beginning              $   4,151       $ 3,657
           Service cost                                       36            39
           Interest cost                                     303           294
           Benefits paid                                    (472)         (413)
           Other - primarily actuarial loss                    1           574
                                                       -------------------------
           Benefit obligations, ending                 $   4,019       $ 4,151
                                                       =========================

        Funded Status of the Plans
          Plan assets less than benefit obligations    $  (4,019)      $(4,151)
          Unrecognized actuarial (gain) loss                 564           574
                                                        ------------------------
          Accrued liability                            $  (3,455)      $ (3,577)
                                                        ========================

        Employer contributions                         $     472       $   413
        Benefits paid                                       (472)          (413)

                                                         2000    1999     1998
                                                      --------------------------
          Components of Net Periodic Benefit Costs
          Service cost                                $   36    $   39    $   8
          Interest cost                                  303       294       83
          Recognized actuarial loss                       10         -       69
                                                      --------------------------
          Net expense of post-retirement plans        $  349    $  333    $ 160
                                                      ==========================


         The assumed discount rate used in measuring the obligations as of September 30, 2000 and 1999, was 7.75%. The assumed health care cost trend rate for 2000 was 7%, declining to 4.5% in 2006. A one-percentage-point increase or decrease in the assumed health care cost trend rate for each year would increase or decrease the obligation at September 30, 2000, by approximately $300, and the 2000 post-retirement benefit expense by approximately $28.

    (10) ACCRUED EXPENSES

         Accrued expenses at December 31 consisted of the following:

                                                    2000            1999
                                                   ----------------------------
         Employee-related costs and benefits          $30,038    $  30,267
         Advertising and sales promotion               10,018        8,331
         Income and other taxes payable                 4,448        4,311
         Other accrued expenses                        33,296       30,700
                                                   ----------------------------
         Total accrued expenses                       $77,800    $  73,609
                                                   ============================


    (11) LEASE COMMITMENTS

         The Company rents office space, equipment, and computers under non-cancelable operating leases. Rental expense for operating leases was $7,764 in 2000, $6,184 in 1999, and $1,398 for the period from inception, August 30, through December 31, 1998. One division of the Company also rents manufacturing and computer equipment and software under agreements that are classified as capital leases.

         The Company entered into a $20 million synthetic lease agreement to finance the land and building for a 300,000 square foot manufacturing facility in San Marcos, Texas, that is expected to open in 2002. As of December 31, 2000, approximately $1 million had been advanced under this agreement. A synthetic lease is accounted for as an operating lease.

         Future required minimum lease payments as of December 31, 2000, were as follows:
                                                          Operating     Capital
                                                             Leases     Leases
                                                         -----------------------

              2001                                       $  8,378       $   561
              2002                                          5,102           425
              2003                                          3,675           224
              2004                                          2,171           167
              2005                                          1,738           144
         Thereafter                                         5,535             -
                                                         ----------------------
         Total minimum lease payments                    $ 26,599         1,521
                                                         ========
         Less amount representing interest                                  197
                                                                        -------
         Present value of net minimum lease payments                    $ 1,324
                                                                        =======

    (12) CONTINGENCIES

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

    (13) Related-Party Transactions

         The Company in the normal course of business has transactions with Genlyte and Thomas. These transactions consist primarily of interest payments to Thomas under the loan discussed in Note 7 and reimbursement for shared corporate expenses such as rent, office services, professional services, and shared personnel.


         Related-party receivables and payables as of December 31, 2000 and 1999, were comprised of the following:

                                                       2000            1999
                                                     ---------------------------
               Receivable from Genlyte                   $1,204           $  -
               Payable to Genlyte                          $  -        $ 8,110
               Payable to Thomas                            199            652
                                                     ---------------------------
                 Total related-party payables             $ 199         $8,762
                                                     ===========================

         For the years ended December 31, 2000 and 1999, and for the period from inception, August 30, through December 31, 1998, the Company had the following related-party transactions:
                                                       2000       1999      1998
                                                       -------------------------
         Payments to Thomas for:
           Interest under the loan agreement          $1,543    $1,281      $461
           Reimbursement of corporate expenses           515       496       173
         Payments from Genlyte for:
           Reimbursement of corporate expenses           103        36        31

    (14) SEGMENT REPORTING

         In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). The Company's reportable operating segments include the Commercial Segment, the Residential Segment, and the Industrial and Other Segment. Intersegment sales are eliminated in consolidation and therefore not presented in the table below.


         OPERATING SEGMENTS:
                                                                              Industrial
           2000                         Commercial          Residential        and Other        Total
         -------------------------------------------------------------------------------------------------

         Net sales                      $ 724,350           $ 137,838        $ 145,518        $1,007,706
         Operating profit                  69,114              11,083           14,006            94,203
         Assets                           442,671              83,591           88,446           614,708
         Depreciation and
         amortization                      18,197               3,739            3,728            25,664
         Expenditures for
         plant and equipment               20,389               3,424            4,610            28,423


                                                                             Industrial
           1999                         Commercial          Residential        and Other        Total
         -------------------------------------------------------------------------------------------------

         Net sales                      $ 689,167           $ 145,040        $ 144,095         $ 978,302
         Operating profit                  67,134               8,042           13,261            88,437
         Assets                           376,343              92,291           84,797           553,431
         Depreciation and
         amortization                      16,595               3,532            3,708            23,835
         Expenditures for
         plant and equipment               14,399               3,023            3,092            20,514


                                                                             Industrial
           1998                         Commercial          Residential        and Other        Total
         -------------------------------------------------------------------------------------------------

         Net sales                      $ 226,357            $ 51,081         $ 46,673         $ 324,111
         Operating profit                  22,067               2,433            4,277            28,777
         Assets                           336,246              75,879           69,331           481,456
         Depreciation and
         amortization                       5,102               1,151            1,052             7,305
         Expenditures for
         plant and equipment                5,648               1,274            1,164             8,086



    (15) GEOGRAPHICAL INFORMATION

         The Company has operations throughout North America. Information about the Company's operations by geographical area for the years ended December 31, 2000 and 1999, and for the period from inception, August 30, through December 31, 1998, follows. Foreign balances represent primarily Canada and some Mexico.


                                                             United
          2000                                               States          Foreign           Total
         ------------------------------------------------------------------------------------------------
         Net sales                                           $870,209         $137,497       $ 1,007,706
         Operating profit                                      78,011           16,192            94,203
         Assets                                               482,812          131,896           614,708
         Depreciation and amortization                         19,749            5,915            25,664
         Expenditures for plant and equipment                  19,923            8,500            28,423

                                                             United
          1999                                               States          Foreign           Total
         ------------------------------------------------------------------------------------------------

         Net sales                                           $ 855,199        $ 123,103      $ 978,302
         Operating profit                                       75,295           13,142         88,437
         Assets                                                418,729          134,702        553,431
         Depreciation and amortization                          19,178            4,657         23,835
         Expenditures for plant and equipment                   16,506            4,008         20,514


                                                             United
          1998                                               States          Foreign           Total
         ------------------------------------------------------------------------------------------------
         Net sales                                            $ 283,052       $41,059        $ 324,111
         Operating profit                                        25,393         3,384           28,777
         Assets                                                 421,159        60,297          481,456
         Depreciation and amortization                            6,185         1,120            7,305
         Expenditures for plant and equipment                     6,357         1,729            8,086


