Form 10-Q
period 2001-03-31
THOMAS INDUSTRIES INC
filed 2001-05-11
CIK 97886

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 2001
                               ----------------------------------------------


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

Registrant's telephone number, including area code         502/893-4600
                                                  ----------------------------


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

The number of shares outstanding of issuer's Common Stock, $1 par value, as of April 28, 2001, was 15,161,185 shares.

PART I.  FINANCIAL INFORMATION
------   ---------------------

Item 1.  Financial Statements (Unaudited)


                     THOMAS INDUSTRIES INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 (Dollars in Thousands Except Amounts Per Share)


                                                           Three Months Ended
                                                                March 31
                                                           ------------------
                                                            2001         2000
                                                            ----         ----

Net sales                                                 $49,696        $50,811
Cost of products sold                                      31,395         33,012
                                                           ------         ------
Gross profit                                               18,301         17,799
Selling, general, and
  administrative expenses                                  11,384         11,159
Equity income from Lighting                                 5,061          5,411
                                                           ------         ------
Operating income                                           11,978         12,051
Interest expense                                              942            987
Interest income and other                                     612            575
                                                           ------         ------
Income before income taxes                                 11,648         11,639
Income taxes                                                4,368          4,481
                                                           ------         ------
Net income                                                $ 7,280        $ 7,158
                                                           ======         ======
Net income per share:
    Basic                                                    $.48           $.46
    Diluted                                                  $.47           $.45

Dividends declared per share                                $.085          $.075

Weighted average number of shares outstanding
  Basic                                                    15,117         15,582
  Diluted                                                  15,620         15,950


See notes to condensed consolidated financial statements.


                     THOMAS INDUSTRIES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                 (Unaudited)
                                                                   March 31               December 31
ASSETS                                                               2001                     2000*
                                                                     ----                     ----
Current assets:
  Cash and cash equivalents                                         $  8,288                $ 13,941
  Accounts receivable, less allowance
    (2001--$766; 2000--$752)                                          24,436                  22,255
  Inventories:
    Finished goods                                                     6,964                   7,046
    Raw materials                                                     11,020                  11,032
    Work in process                                                    4,542                   4,210
                                                                     -------                 -------
                                                                      22,526                  22,288
  Deferred income taxes                                                3,170                   3,082
  Other current assets                                                 3,491                   2,251
                                                                     -------                 -------
                            Total current assets                      61,911                  63,817
Investment in GTG                                                    173,143                 168,954
Property, plant and equipment                                         88,818                  87,556
  Less accumulated depreciation and amortization                      49,143                  48,035
                                                                     -------                 -------
                                                                      39,675                  39,521
Note receivable from GTG                                              22,287                  22,287
Intangible assets--less accumulated amortization                       9,594                  10,111
Other assets                                                           3,677                   3,430
                                                                     -------                 -------
                                    Total assets                    $310,287                $308,120
                                                                     =======                 =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                     $  5,750                $     --
  Accounts payable                                                     7,289                   7,385
  Accrued expenses and other current liabilities                      18,878                  18,014
  Current portion of long-term debt                                    7,786                   7,786
                                                                     -------                 -------
                       Total current liabilities                      39,703                  33,185
Deferred income taxes                                                  9,319                   9,415
Long-term debt (less current portion)                                 32,983                  40,727
Other long-term liabilities                                            6,965                   7,436
                                                                     -------                 -------
                               Total liabilities                      88,970                  90,763
Shareholders' equity:
  Preferred Stock, $1 par value,
    3,000,000 shares authorized--none issued                              --                      --
  Common Stock, $1 par value, shares authorized:
    60,000,000; shares issued: 2001 -- 17,774,045;
                               2000 -- 17,670,342                     17,774                  17,670
  Capital surplus                                                    113,046                 111,982
  Deferred compensation                                                  715                     401
  Treasury stock held for deferred compensation                         (715)                   (401)
  Retained earnings                                                  141,145                 135,153
  Accumulated other comprehensive income (loss)                      (12,191)                 (9,058)
  Less cost of treasury shares:
    (2001--2,622,339; 2000--2,619,039)                               (38,457)                (38,390)
                                                                     -------                 -------
                      Total shareholders' equity                     221,317                 217,357
                                                                     -------                 -------
      Total liabilities and shareholders' equity                    $310,287                $308,120
                                                                     =======                 =======


*Derived from the audited December 31, 2000, consolidated balance sheet. See notes to condensed consolidated financial statements.


                     THOMAS INDUSTRIES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in Thousands)

                                                           Three Months Ended
                                                                 March 31
                                                                 --------
                                                             2001         2000
                                                             ----         ----

Operating activities:
Net income                                                 $ 7,280      $ 7,158
Adjustments to reconcile net income to net
  cash (used in)/provided by operating activities:
        Depreciation and amortization                        2,140        2,189
        Deferred income taxes                                 (334)        (280)
    Equity income from Lighting                             (5,061)      (5,411)
        Other items                                             24          133
    Changes in operating assets and liabilities:
               Accounts receivable                          (2,720)      (4,640)
               Inventories                                  (1,074)        (380)
               Accounts payable                                 19        1,083
               Accrued expenses and other liabilities          475        3,864
               Other                                        (1,148)         322
                                                           -------       ------
Net cash (used in)/provided by operating activities           (399)       4,038

Investing activities:
   Purchases of property, plant and equipment               (2,596)      (2,002)
   Sale of property, plant and equipment                        10            2
                                                           -------        -----
Net cash used in investing activities                       (2,586)      (2,000)

Financing activities:
   Proceeds from notes payable to banks, net                 5,750          600
   Payments on long-term debt                               (7,744)
(7,743)
   Treasury stock purchased                                    (67)      (5,334)
   Dividends paid                                           (1,129)      (1,187)
   Other                                                     1,168          316
                                                           -------        ------
Net cash used in financing activities                       (2,022)     (13,348)
Effect of exchange rate change                                (646)        (306)
                                                           -------        ------

Net decrease in cash and cash equivalents                   (5,653)     (11,616)

Cash and cash equivalents at beginning of period            13,941       16,487
                                                            ------       ------

Cash and cash equivalents at end of period                 $ 8,288      $ 4,871
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

The results of operations for the three-month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.


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


Note C - Comprehensive Income
-----------------------------

Reconciliation of net income to comprehensive income for the period indicated follows:

(In Thousands)
For the three months ended March 31:               2001             2000
                                                   ----             ----

        Net income                                $7,280           $7,158
        Foreign currency translation              (3,133)          (1,215)
                                                   -----            -----
        Comprehensive income                      $4,147           $5,943
                                                   =====            =====

Note D - Net Income Per Share
-----------------------------

The computation of the numerator and denominator in computing basic and diluted net income per share follows:

    (In Thousands)                                          Three Months
                                                          Ended March 31
                                                          --------------
                                                         2001        2000
                                                         ----        ----
    Numerator:
        Net income                                    $ 7,280       $ 7,158
                                                       ======        ======

    Denominator:
        Weighted average shares outstanding            15,117        15,582

    Effect of dilutive securities:
        Director and employee stock options               486           334
        Employee performance shares                        17            34
                                                       ------        ------
        Dilutive potential common shares                  503           368
                                                       ------        ------
        Denominator for diluted earnings per
             share--adjusted weighted average
             shares and assumed conversions            15,620        15,950
                                                       ======        ======


Note E - Genlyte Thomas Group LLC
---------------------------------

The following table contains certain unaudited financial information for the Joint Venture.
                            Genlyte Thomas Group LLC
                         Condensed Financial Information
                             (Dollars in Thousands)

                                                   (Unaudited)
                                                    March 31         December 31
                                                     2001               2000
                                                     ----               ----
         Balance sheet:
              Current assets                        $336,939          $326,626
              Long-term assets                       282,420           288,082
              Current liabilities                    159,353           177,454
              Long-term liabilities                   97,957            89,948

                                                    Three Months Ended
                                                         March 31
                                                --------------------------------
                                                     2001               2000
                                                     ----               ----
         Income statement:
              Net sales                             $244,795          $246,360
              Gross profit                            85,347            83,940
              Earnings before interest and taxes      19,929            20,196
              Net income*                             17,632            18,563

     *Amounts recorded by Thomas Industries Inc.:

              Equity income from GTG                $  5,642          $  5,940
              Stock option expense                       (52)              --
              Amortization of excess investment         (529)             (529)
                                                     -------           -------
              Equity income reported by Thomas      $  5,061          $  5,411
                                                     =======           =======

Note F - Receivables from Affiliate
-----------------------------------

Our note receivable from GTG at March 31, 2001, and December 31, 2000, is $22,287,000 which represents a debt equalization note payable to Thomas by GTG related to the formation of the Joint Venture. Interest on the principal amount outstanding under the note accrues at a variable rate and is payable on a quarterly basis. The principal amount of the note is due on August 29, 2003, and may be prepaid in whole or in part at any time without premium or penalty.


Note G - Segment Disclosures
----------------------------

(In Thousands)                                          Three Months Ended
                                                           March 31
                                                    --------------------------
                                                        2001        2000
                                                        ----        ----
Revenues

Total net sales including intercompany sales
  Pump and Compressor                               $56,482           $55,573

Intercompany sales
  Pump and Compressor                                (6,786)           (4,762)
                                                      -----             -----

Net sales to unaffiliated customers
  Pump and Compressor                               $49,696           $50,811
                                                     ======            ======

Operating Income
  Pump and Compressor                               $ 8,543           $ 8,474
  Lighting*                                           5,061             5,411
  Corporate                                          (1,626)           (1,834)
                                                     ------             -----
                                                    $11,978           $12,051
                                                     ======            ======

*Consists of equity income of $5,642,000 in 2001 and $5,940,000 in 2000 from our 32% interest in the Genlyte Thomas Group (GTG) joint venture, less $529,000 of amortization in both 2001 and 2000 of Thomas' excess investment and less $52,000 in 2001 related to expense recorded for Thomas Industries stock options issued to GTG employees.


Note H - Shipping and Handling Costs
------------------------------------

In September 2000, the Emerging Issues Task Force (EITF) reached a consensus on Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." The EITF requires that all shipping and handling amounts billed to a customer in a sale transaction be classified as revenue. The EITF also states that a company cannot net the shipping and handling costs against the shipping and handling revenues in the financial statements. Accordingly, the Company has restated net sales and cost of sales for the three months ended March 31, 2000, by reclassifying shipping and handling costs totaling $425,000 from net sales to cost of sales.

Note I - Short-Term Borrowings
------------------------------

As of March 31, 2001, the Company had short-term borrowings of $5,750,000 which bear interest at variable rates. These borrowings were primarily used to fund working capital needs, capital expenditures, and our long-term debt payment. Short-term borrowings at December 31, 2000, and March 31, 2000, were zero and $600,000, respectively.



Item 2. Management's Discussion and Analysis of inancial Condition and Results of Operations.

Results of Operations
---------------------

Net sales during the first quarter ended March 31, 2001, decreased 2.2% to $49.7 million compared to $50.8 million for the first quarter of 2000. The 2000 net sales and cost of sales have been restated due to an Emerging Issues Task Force consensus on Issue 00-10, "Accounting for Shipping and Handling Fees and Costs," as noted in our 2000 Annual Report. Our North American operations had a decline in net sales, primarily as a result of our larger OEM medical customers pushing out orders and adjusting their inventories. Our European and Asia Pacific operations showed strong results despite weakening local currencies. Our overall sales would be 3% higher if measured in constant exchange rates.

Operating income for the first quarter ended March 31, 2001, was $12.0 million, or .6% lower than the prior-year amount of $12.1 million. Our Pump and Compressor Segment posted an .8% increase in operating income over the 2000 first quarter. This was principally due to favorable sales mix and continued cost reduction programs in our manufacturing process. As a percent of net sales, our gross profit and operating income percentages for this segment showed improvement over the first quarter of 2000. Our Lighting Segment (GTG Joint Venture) results decreased to $5.1 million in the first quarter of 2001, compared to $5.4 million in the same period last year. This was primarily due to our share of increased interest expense, foreign income tax, and domestic franchise tax at the Joint Venture level, which were higher due to acquisitions made by the Joint Venture. Additionally, the economic slowdown has led to relatively flat sales for the Joint Venture.

Net income for the 2001 first quarter of $7.3 million was 1.7% higher than the $7.2 million for the comparable 2000 period and was a record for any first-quarter period. The increase was primarily related to a lower effective tax rate in the first quarter of 2001.

Interest expense for the 2001 first quarter was $.9 million, or 4.6% lower than the 2000 amount of $1.0 million. This reduction was primarily related to the $7.7 million payment of long-term debt on January 31, 2001, which reduced our interest expense over the prior-year amount.

Our note receivable from GTG at March 31, 2001, and December 31, 2000, is $22,287,000 which represents the debt equalization note payable to Thomas by GTG related to the formation of the Joint Venture. Interest on the principal amount outstanding under the note accrues at a variable rate and is payable on a quarterly basis. The principal amount of the note is due on August 29, 2003, and may be prepaid in whole or in part at any time without premium or penalty.

Working capital of $22.2 million at March 31, 2001, is $8.4 million lower than the amount at December 31, 2000, primarily resulting from the $7.7 million long-term debt payment on January 31, 2001, capital expenditures of $2.6 million, increases in accounts receivable of $2.7 million, and increases in inventory of $1.1 million, offset by proceeds from short-term borrowings of $5.8 million. For the period December 31, 2000, through March 31, 2001, the Company purchased an additional 3,300 shares under the stock repurchase program that was announced in December 1999. Through May 11, 2001, the Company has purchased, on a cumulative basis, 879,189 shares at an aggregate cost of $17.3 million. Accounts receivable at March 31, 2001, have increased by 9.8% since December 31, 2000, due to a higher concentration of shipments occurring toward the end of the first quarter of 2001 compared to the end of the fourth quarter of 2000. The number of days sales in receivables at March 31, 2001, compared to December 31, 2000, has decreased to 45.9 days from 49.3. Annualized inventory turnover at March 31, 2001, of 4.94 decreased from the December 31, 2000, level of 5.04.

Certain loan agreements of the Company include restrictions on working capital, operating leases, tangible net worth, and the payment of cash dividends and stock distributions. Under the most restrictive of these arrangements, retained earnings of $71.4 million are not restricted at March 31, 2001.

As of March 31, 2001, the Company had available credit of $15.3 million with banks under borrowing arrangements, of which $7.3 million was unused. Anticipated funds from operations, along with available short-term credit, are expected to be sufficient to meet cash requirements in the year ahead. Cash in excess of operating requirements will continue to be invested in investment grade, short-term securities.

New European Currency
---------------------

Eleven European countries (The European Monetary Union) have implemented a single currency zone as of January 1, 1999. The new currency (euro) will replace the existing currencies of the participating countries. The transition from the various currencies to the euro is occurring over a three-year period and will become effective in 2002. The software used by our European operations has been modified to accommodate the dual currencies during the transition period. A team is in place to monitor any changing EMU requirements and has established the final conversion timetable for the single EMU currency.

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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company's long-term debt bears interest at fixed rates with the exception of the $8 million note that accrues interest at a variable rate. Short-term borrowings are also priced at variable interest rates. The Company's results of operations and cash flows, therefore, would only be affected by interest rate changes to the extent of variable rate debt. At March 31, 2001, the variable rate debt outstanding was $13.8 million, consisting of the $8 million long-term note and the $5.8 million of short-term borrowings. A 100 basis point movement in the interest rate on the $13.8 million variable rate debt would result in a $138,000 annualized effect on interest expense and cash flows.

The Company also has a long-term note receivable from GTG of $22,287,000 that bears interest at a variable rate. Therefore, a 100 basis point movement in the interest rate on the $22,287,000 note would result in an approximate $223,000 annualized effect on interest income and cash flows.

The fair value of the Company's long-term debt with fixed interest rates is estimated based on current interest rates offered to the Company for similar instruments. A 100 basis point movement in the interest rate would result in an approximate $700,000 annualized effect on the fair value of long-term debt.

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

                       None

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

Date      May 11, 2001
    ------------------------