Form 10-Q
period 2001-06-30
THOMAS INDUSTRIES INC
filed 2001-08-13
CIK 97886

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [ X ]

For the quarterly period ended:              June 30, 2001
                               -------------------------------------------------



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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of shares outstanding of issuer's Common Stock, $1 par value, as of July 28, 2001, was 15,181,786 shares.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)


                     THOMAS INDUSTRIES INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (In Thousands Except Amounts Per Share)


                                                         Three Months Ended                  Six Months Ended
                                                              June 30                             June 30
                                                       -----------------------           -----------------------

                                                         2001            2000              2001           2000
                                                         ----            ----              ----           ----

Net sales                                              $46,915         $48,436           $96,611         $99,247
Cost of products sold                                   30,162          30,607            61,557          63,619
                                                        ------          ------            ------          ------
Gross profit                                            16,753          17,829            35,054          35,628

Selling, general, and
  administrative expenses                               10,603          10,852            21,987          22,011
Equity income from Lighting                              6,112           5,895            11,173          11,306
                                                        ------          ------            ------          ------
Operating income                                        12,262          12,872            24,240          24,923
Interest expense                                           944             984             1,886           1,971
Interest income and other                                  407           1,297             1,019           1,872
                                                        ------          ------            ------          ------
Income before income taxes                              11,725          13,185            23,373          24,824
Income taxes                                             4,397           4,773             8,765           9,254
                                                        ------          ------            ------          ------
Net income                                             $ 7,328         $ 8,412           $14,608         $15,570
                                                        ======          ======            ======          ======
Net income per share:
  Basic                                                   $.48            $.54             $ .96           $1.00
  Diluted                                                 $.47            $.53             $ .93            $.98

Dividends declared per share                             $.085           $.075              $.17            $.15

Weighted average number of shares outstanding:
  Basic                                                 15,163          15,515            15,140          15,549
  Diluted                                               15,722          15,859            15,678          15,887



See notes to condensed consolidated financial statements.





                     THOMAS INDUSTRIES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                             (Unaudited)
                                                               June 30           December 31
                                                                2001                  2000*
                                                                ----                  ----
ASSETS
Current assets
  Cash and cash equivalents                                      $  9,318          $ 13,941
  Accounts receivable, less allowance
       (2001--$800; 2000--$752)                                    23,903            22,255
  Inventories:
       Finished products                                            6,324             7,046
       Raw materials                                               10,912            11,032
       Work in process                                              4,277             4,210
                                                                  -------           -------
                                                                   21,513            22,288
  Deferred income taxes                                             3,073             3,082
  Other current assets                                              2,843             2,251
                                                                  -------           -------
                            Total current assets                   60,650            63,817
Investment in GTG                                                 177,014           168,954
Property, plant, and equipment                                     90,736            87,556
  Less accumulated depreciation and amortization                   50,611            48,035
                                                                  -------           -------
                                                                   40,125            39,521
Note receivable from GTG                                           22,287            22,287
Intangible assets--less accumulated amortization                    9,271            10,111
Other assets                                                        3,578             3,430
                                                                  -------           -------
                                    Total assets                 $312,925          $308,120
                                                                  =======           =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Notes payable                                                  $  4,050          $    --
  Accounts payable                                                  6,417             7,385
  Accrued Expenses and other current liabilities                   16,142            18,014
  Current portion of long-term debt                                 7,786             7,786
                                                                  -------           -------
                       Total current liabilities                   34,395            33,185
Deferred income taxes                                               9,319             9,415
Long-term debt (less current portion)                              34,969            40,727
Other long-term liabilities                                         6,803             7,436
                                                                  -------           -------
                               Total liabilities                   85,486            90,763

Shareholders' equity
  Preferred Stock, $1 par value,
    3,000,000 shares authorized--none issued                         --                 --
  Common Stock, $1 par value, shares authorized:
    60,000,000;  Shares issued: 2001--17,795,483
                                2000--17,670,342                   17,795            17,670
  Capital surplus                                                 113,238           111,982
  Deferred compensation                                               733               401
  Treasury stock held for deferred compensation                      (733)             (401)
  Retained earnings                                               147,184           135,153
  Accumulated other comprehensive income (loss)                   (12,321)           (9,058)
  Less cost of treasury shares:
       (2001--2,622,339; 2000--2,619,039)                         (38,457)          (38,390)
                                                                  -------           -------
                      Total shareholders' equity                  227,439           217,357
                                                                  -------           -------
      Total liabilities and shareholders' equity                 $312,925          $308,120
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



                     THOMAS INDUSTRIES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in Thousands)

                                                                           Six Months Ended
                                                                                June 30
                                                                      ------------------------
                                                                         2001          2000

Operating activities:
  Net income                                                           $14,608        $15,570
  Adjustments to reconcile net income to net
    cash (used in)/provided by operating activities:
         Depreciation and amortization                                  4,248           4,350
         Deferred income taxes                                           (334)           (246)
         Equity income from Lighting                                  (11,172)        (11,306)
         Distributions from Lighting                                    3,092           4,891
         Other items                                                       24             168
         Changes in operating assets and liabilities:
           Accounts receivable                                         (2,317)         (5,430)
           Inventories                                                   (401)           (918)
               Accounts payable                                          (801)           (714)
           Accrued expenses and other liabilities                      (2,341)          3,171
           Other                                                         (175)           (427)
                                                                       ------          ------
Net cash provided by operating activities                               4,431           9,109


Investing activities:
  Purchases of property, plant and equipment                           (5,244)         (4,152)

  Sale of property, plant and equipment                                    11               2
                                                                       ------          ------
Net cash used in investing activities                                  (5,233)         (4,150)

Financing activities:
  Proceeds from notes payable to banks, net                             4,050             650
  Payments on long-term debt                                           (7,758)         (7,743)
  Proceeds from long-term debt                                          2,000              --
  Treasury stock purchased                                                (67)         (6,610)
  Dividends paid                                                       (2,417)         (2,355)
  Other                                                                 1,381             748
                                                                       ------          ------
Net cash used in financing activities                                  (2,811)        (15,310)
Effect of exchange rate change                                         (1,010)           (394)
                                                                       -------         ------

Net decrease in cash and cash equivalents                              (4,623)        (10,745)

Cash and cash equivalents at beginning of period                       13,941          16,487
                                                                       ------          ------

Cash and cash equivalents at end of period                            $ 9,318          $5,742
                                                                       ======           =====




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

The results of operations for the six-month period ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.



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


Note C - Comprehensive Income
-----------------------------

Reconciliation of net income to comprehensive income for the periods indicated follows.

(In Thousands)
For the three months ended June 30:                2001                  2000
                                                   ----                  ----

       Net income                                 $7,328                $8,412
       Foreign currency translation                 (130)                 (911)
                                                   -----                 -----
       Comprehensive income                       $7,198                $7,501
                                                   =====                 =====

For the six months ended June 30:

       Net income                                $14,608               $15,570
       Foreign currency translation               (3,263)               (2,126)
                                                  ------                -------
       Comprehensive income                      $11,345               $13,444
                                                  ======                ======

Note D - Net Income Per Share
-----------------------------

The computation of the numerator and denominator in computing basic and diluted net income per share follows:


    (In Thousands)                                       Three Months            Six Months
                                                         Ended June 30          Ended June 30
                                                         -------------          --------------
                                                       2001         2000          2001       2000
                                                       ----         ----          ----       ----
    Numerator:
        Net income                                   $ 7,328      $ 8,412        $14,608      $15,570
                                                      ======       ======         ======       ======

    Denominator:
        Weighted average shares outstanding           15,163       15,515         15,140       15,549

      Effect of dilutive securities:
         Director and employee stock options             518          342            494          332
         Employee performance shares                      41            2             44            6
                                                      ------       ------         ------       ------
         Dilutive potential common shares                559          344            538          338
                                                      ------       ------         ------       ------
         Denominator for diluted earnings per
           share--adjusted weighted average
          shares and assumed conversions              15,722       15,859         15,678       15,887
                                                      ======       ======         ======       ======

Note E - Genlyte Thomas Group LLC
---------------------------------

The following table contains certain unaudited financial information for the Joint Venture.


                            Genlyte Thomas Group LLC
                         Condensed Financial Information
                             (Dollars in Thousands)

                                                  (Unaudited)
                                                    June 30         December 31
                                                     2001              2000
                                                     ----              ----
       Balance sheet:
          Current assets                            $334,975         $326,626
          Long-term assets                           282,161          288,082
          Current liabilities                        159,705          177,454
          Long-term liabilities                       81,632           89,948


                                                        Three Months                 Six Months
                                                        Ended June 30               Ended June 30
                                                        -------------               --------------
                                                     2001         2000           2001            2000
                                                     ----         ----           ----            ----
       Income statement:
          Net sales                                $257,842     $253,214       $502,637       $499,574
          Gross profit                               90,655       86,938        176,002        170,878
          Earnings before interest and taxes         23,686       22,210         43,615         42,406
          Net income*                                20,914       20,075         38,546         38,638

   *Amounts recorded by Thomas Industries Inc.:
          Equity income from GTG                   $  6,692     $  6,424       $ 12,334       $ 12,364
          Stock option expense                          (51)         --            (103)           --
       Amortization of excess investment               (529)        (529)        (1,058)        (1,058)
                                                    -------       ------        -------        -------
          Equity income reported by Thomas         $  6,112        5,895       $ 11,173       $ 11,306
                                                    =======       ======        =======        =======

Note F - Receivables from Affiliate
-----------------------------------

Included in Other Long-Term Assets at June 30, 2001, and December 31, 2000, is $22,287,000 which represents a debt equalization note payable to Thomas by GTG related to the formation of the Joint Venture. Interest on the principal amount outstanding under the note accrues at a variable rate and is payable on a quarterly basis. The principal amount of the note is due on August 29, 2003, and may be prepaid in whole or in part at any time without premium or penalty.


Note G - Segment Disclosures
----------------------------


                                                   Three Months Ended          Six Months Ended
                                                      June 30                       June 30
                                                   -------------------         -----------------
                                                  2001         2000            2001         2000
                                                  ----         ----            ----         ----
Total net sales including
  intercompany sales
       Pump and Compressor                      $52,423      $54,560        $108,905      $110,133


Intercompany sales
       Pump and Compressor                      $(5,508)     $(6,124)       $(12,294)     $(10,886)
                                                 ------       ------         -------       -------


Net sales to unaffiliated customers
       Pump and Compressor                      $46,915      $48,436        $ 96,611      $ 99,247
                                                 ======       ======         =======       =======


Operating income
       Pump and Compressor                      $ 7,566      $ 8,694        $ 16,109      $ 17,168
       Lighting*                                  6,112        5,895          11,173        11,306
       Corporate                                 (1,416)      (1,717)         (3,042)       (3,551)
                                                 ------       ------         -------       -------
                                                $12,262      $12,872        $ 24,240      $ 24,923
                                                 ======       ======         =======       =======

*Three months ended June 30 consists of equity income of $6,692,000 in 2001 and $6,424,000 in 2000 from our 32% interest in the joint venture, Genlyte Thomas
Group LLC (GTG), less $529,000 of amortization in both 2001 and 2000 of Thomas' excess investment and less $51,000 in 2001 related to expense recorded for Thomas Industries stock options issued to GTG employees. Six months ended June
30 consists of equity income of $12,334,000 in 2001 and $12,364,000 in 2000 from our 32% interest in GTG, less $1,058,000 of amortization in both 2001 and 2000 of Thomas' excess investment and less $103,000 in 2001 related to expense recorded for Thomas Industries stock options issued to GTG employees.



Note H - Accounting Pronouncement
---------------------------------

In September 2000, the Emerging Issues Task Force reached a consensus on Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." The EITF requires that all shipping and handling amounts billed to a customer in a sale transaction be classified as revenue. The EITF also states that a company cannot net the shipping and handling costs against the shipping and handling revenues in the financial statements. Accordingly, Thomas has restated net sales and cost of sales for the three months and six months ended June 30, 2000, by reclassifying shipping and handling costs totaling $469,000 and $894,000 respectively, from net sales to costs of sales.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations"(SFAS 141) and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). These statements establish new accounting and reporting standards for business combinations and associated goodwill and intangible assets. SFAS 141, effective immediately, eliminates the pooling of interest method of accounting and amortization of goodwill for business combinations initiated after June 30, 2001. SFAS 142, effective January 1, 2002, will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. We are currently reviewing the statements to determine their impact on the Company's results of operations and financial position.


Note I - Short-Term Borrowings
------------------------------

As of June 30, 2001, the Company had short-term borrowings of $4,050,000 which bear interest at variable rates. These borrowings were primarily used to fund working capital needs, capital expenditures, and our long-term debt payment. Short-term borrowings at December 31, 2000, and June 30, 2000, were zero and $650,000 respectively.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Net sales during the second quarter ended June 30, 2001, decreased 3.1% to $46.9 million compared to $48.4 million for the second quarter of 2000. The 2000 net sales and cost of sales have been restated due to an Emerging Issues Task Force consensus on Issue 00-10, "Accounting for Shipping and Handling Fees and Costs," as noted in our 2000 Annual Report. The North American operations had a decline in net sales, primarily as a result of our larger OEM customers continuing to push out orders, although we did see minor improvement late in the quarter. Our European and Asia Pacific operations also showed lower net sales, primarily due to weakening local currencies versus the strong U.S. dollar. Overall second quarter sales would be 2.3% higher if measured in constant exchange rates. Net sales for the six-month period ended June 30, 2001, were $96.6 million compared to $99.2 million for the prior year. This decline was attributed to softness in the North American operations, while the European and Asia Pacific operations showed increases in net sales, despite weakening local currencies. Our overall sales for the six-month period would be 2.7% higher if measured in constant exchange rates.

Operating income for the second quarter ended June 30, 2001, was $12.3 million or 4.7% lower than the prior-year amount of $12.9 million. The Pump and Compressor Segment posted a 13.0% decrease in operating income over the 2000 second quarter. This was principally due to unfavorable manufacturing variances incurred when production was scaled back to manage inventory levels at the reduced sales volume. Additionally, unfavorable exchange rate impacted our margins due to the weakening local currencies of the European and Asia Pacific operating units. The Lighting Segment (GTG Joint Venture) results increased to $6.1 million in the second quarter of 2001, compared to $5.9 million in the same period last year. This was principally due to an increase in sales by GTG, despite relatively soft market conditions. Corporate expenses decreased to $1.4 million in the second quarter of 2001, compared to $1.7 million in the same period last year. This was primarily due to lower compensation and professional fees in 2001. Operating income for the six-month period ended June 30, 2001, was $24.2 million compared to $24.9 million in 2000. This decrease was attributable primarily to the Pump and Compressor Segment's second quarter results, as explained above. Additionally, the income from the Lighting Segment decreased to $11.2 million in the first half of 2001, compared to $11.3 million in 2000. This was primarily due to the Company's share of increased interest expense, foreign income tax, and domestic franchise tax at the Joint Venture level, which occurred in the first quarter of 2001 due to acquisitions. Corporate expenses also decreased to $3.0 million in 2001, compared to $3.6 million in 2000, with the reduction primarily due to reduced compensation and professional fees.

Net income for the 2001 second quarter of $7.3 million was 3.8 percent lower than the $7.6 million for the comparable 2000 period, after excluding a one-time gain of $.8 million from the proceeds of a life insurance policy recorded in the second quarter of 2000. Net income for the six-month period ended June 30, 2001, was $14.6 million compared to $14.8 million in 2000, after excluding the $.8 million one-time gain in 2000 noted above. The quarter and six-month decreases from 2000, after excluding the $.8 million gain in 2000, were due primarily to the changes noted in the operating income discussion above, but were partially offset by lower interest expense and a lower effective tax rate in 2001.

Interest expense for the 2001 second quarter was $.9 million or 4.1 percent lower than the 2000 amount of $1.0 million. The 2001 six-month interest expense of $1.9 million was 4.3 percent lower than the $2.0 million for 2000. The reductions in the second quarter and six-month periods were primarily related to the $7.7 million payment of long-term debt on January 31, 2001, which carried a
9.36 percent annual interest rate. This payment did reduce interest expense over the prior-year amounts but was partially offset by interest expense in 2001 on higher amounts of short-term borrowings and additional long-term debt proceeds, of which $8.0 million was received on September 29, 2000, and $2.0 million on May 31, 2001. The additional short-term and long-term borrowings in 2001 were at variable interest rates, which were lower than the comparable rates in 2000.

The note receivable from GTG at June 30, 2001, and December 31, 2000, is $22,287,000, which represents the debt equalization note payable to Thomas by GTG related to the formation of the Joint Venture. Interest on the principal amount outstanding under the note accrues at a variable rate and is payable on a quarterly basis. The principal amount of the note is due on August 29, 2003, and may be prepaid in whole or in part at any time without premium or penalty.

Working capital of $26.3 million at June 30, 2001, is $4.3 million lower than the amount at December 31, 2000, primarily resulting from the $7.7 million long-term debt payment on January 31, 2001, and capital expenditures of $5.2 million, offset by proceeds from short-term borrowings of $4.1 million, proceeds from long-term borrowings of $2.0 million received May 31, 2001, and distributions of $3.1 million from GTG. For the period December 31, 2000, through June 30, 2001, the Company purchased an additional 3,300 shares for the stock repurchase program that was announced in December 1999. Through August 13, 2001, the Company has purchased, on a cumulative basis, 879,189 shares at an aggregate cost of $17.3 million. Accounts receivable at June 30, 2001, have increased by 7.4 percent since December 31, 2000, due to a higher concentration of shipments occurring toward the end of the second quarter of 2001 compared to the end of the fourth quarter of 2000. The number of days sales in receivables at June 30, 2001, compared to December 31, 2000, has decreased to 48.1 days from
49.3. Inventory at June 30, 2001, has decreased

3.5 percent since December 31, 2000; while annualized inventory turnover at June 30, 2001, of 4.84 decreased from the December 31, 2000, level of 5.04.

Certain loan agreements of the Company include restrictions on working capital, operating leases, tangible net worth, and the payment of cash dividends and stock distributions. Under the most restrictive of these arrangements, retained earnings of $75.6 million are not restricted at June 30, 2001.

As of June 30, 2001, the Company had available credit of $10 million with banks under borrowing arrangements and all of this was being used. Anticipated funds from operations, along with available short-term credit, are expected to be sufficient to meet cash requirements in the year ahead. Cash in excess of operating requirements will continue to be invested in investment grade, short-term securities.

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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

The Company's long-term debt bears interest at fixed rates with the exception of the $10 million note that accrues interest at variable rates. The Company's results of operations and cash flows, therefore, would only be affected by interest rate changes to the extent of variable rate debt. At June 30, 2001, the variable rate debt outstanding was $14.1 million, consisting of the $10 million long-term note and the $4.1 million of short-term borrowings. A 100 basis point movement in the interest rate on the $14.1 million variable rate debt would result in a $141,000 annualized effect on interest expense and cash flows.

The Company also has a long-term note receivable from GTG of $22,287,000 that bears interest at a variable rate. Therefore, a 100 basis point movement in the interest rate on the $22,287,000 note would result in an approximate $223,000 annualized effect on interest income and cash flows.

The fair value of the Company's long-term debt with fixed interest rates is estimated based on current interest rates offered to the Company for similar instruments. A 100 basis point movement in the interest rate would result in an approximate $625,000 annualized effect on the fair value of long-term debt.

The Company has significant operations consisting of sales and manufacturing activities in foreign countries. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or changing economic conditions in the foreign markets in which the Company manufactures or distributes its products. Currency exposures for our Pump and Compressor Segment are concentrated in Germany but exist to a lesser extent in other parts of Europe and Asia. The Lighting Segment currency exposure is primarily in Canada.


PART II. OTHER INFORMATION
-------  -----------------

Item 4.       Submission of Matters to a Vote of Security Holders

                 (a) A regular Annual Meeting of Shareholders was held on April 19, 2001.

                 (b) Class III Directors elected at the Annual Meeting of Shareholders were H. Joseph Ferguson and Anthony A. Massaro. Directors whose term of office as a director continued after the meeting were Timothy C. Brown, Wallace H. Dunbar, Gene P. Gardner, Lawrence E. Gloyd, William M. Jordan, and Franklin J. Lunding, Jr.

                 (c) The voting at the Annual Meeting of Shareholders was as follows:

                          Proposal No. 1 - Election of Directors

                                                        For            Withheld
                                                        ---            --------

                          H. Joseph Ferguson         13,882,369         56,184
                          Anthony A. Massaro         13,882,816         55,737


Item 6.  Exhibits and Reports on Form 8-K

                 (a)      Exhibits

                          10,000,000 credit arrangement will be filed with the Commission upon its request in accordance with S-K
                          Item 601 (4)(iii)(A).

                 (b) A Form 8-K was filed on April 24, 2001, announcing the appointment of Arthur Andersen LLP as the registrant's independent auditors for 2001 and the termination of Ernst & Young LLP as the previous independent auditors.

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

Date    August 13, 2001
    -----------------------