Form 10-Q
period 2001-09-30
THOMAS INDUSTRIES INC
filed 2001-11-09
CIK 97886

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [ X ]

For the quarterly period ended:              September 30, 2001
                               -------------------------------------------------



                         Commission File Number 1-5426.
                          -----------------------------



                              THOMAS INDUSTRIES INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Delaware                                        61-0505332
--------------------------------------            ------------------------------
    (State or other jurisdiction of                       (IRS Employer
     incorporation or organization)                    Identification No.)


4360 Brownsboro Road, Louisville, Kentucky                    40207
------------------------------------------        ------------------------------
  (Address of principal executive office)                  (Zip Code)


Registrant's telephone number, including area code:        502/893-4600
                                                    ----------------------------



Not Applicable (Former name, former address, and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of shares outstanding of issuer's Common Stock, $1 par value, as of October 27, 2001, was 15,197,761 shares.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)


                     THOMAS INDUSTRIES INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (In Thousands Except Amounts Per Share)


                                                 Three Months Ended      Nine Months Ended
                                                     September 30            September 30
                                                 ------------------     ------------------

                                                   2001       2000       2001        2000
                                                 --------   --------   --------   --------


Net sales                                        $ 44,008   $ 45,048   $140,619   $144,295
Cost of products sold                              28,613     28,503     90,170     92,122
                                                 --------   --------   --------   --------
Gross profit                                       15,395     16,545     50,449     52,173

Selling, general, and
  administrative expenses                          10,733     10,364     32,720     32,375
Equity income from Lighting                         6,508      6,556     17,681     17,862
                                                 --------   --------   --------   --------

Operating income                                   11,170     12,737     35,410     37,660
Interest expense                                      914        968      2,800      2,939
Interest income and other                             312        538      1,331      2,410
                                                 --------   --------   --------   --------
Income before income taxes                         10,568     12,307     33,941     37,131
Income taxes                                        3,963      4,736     12,728     13,990
                                                 --------   --------   --------   --------
Net income                                       $  6,605   $  7,571   $ 21,213   $ 23,141
                                                 ========   ========   ========   ========
Net income per share:
  Basic                                          $    .43   $    .49   $   1.40   $   1.49
  Diluted                                        $    .42   $    .48   $   1.35   $   1.46

Dividends declared per share                     $   .085   $   .075   $   .255   $   .225

Weighted average number of shares outstanding:
  Basic                                            15,184     15,399     15,155     15,499
  Diluted                                          15,721     15,750     15,674     15,833



See notes to condensed consolidated financial statements.



                     THOMAS INDUSTRIES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                                      (Unaudited)
                                                     September 30   December 31
                                                         2001          2000*
                                                         ----          ----
ASSETS
Current assets
  Cash and cash equivalents                            $ 10,962       $ 13,941
  Accounts receivable, less allowance
       (2001--$899; 2000--$752)                          23,259         22,255
  Inventories:
       Finished products                                  6,504          7,046
       Raw materials                                     11,438         11,032
       Work in process                                    3,836          4,210
                                                        -------        -------
                                                         21,778         22,288
  Deferred income taxes                                   2,969          3,082
  Other current assets                                    3,034          2,251
                                                        -------        -------
                            Total current assets         62,002         63,817
Investment in GTG                                       179,727        168,954
Property, plant, and equipment                           93,907         87,556
  Less accumulated depreciation and amortization         53,505         48,035
                                                        -------        -------
                                                         40,402         39,521
Note receivable from GTG                                 22,287         22,287
Intangible assets--less accumulated amortization          9,532         10,111
Other assets                                              3,729          3,430
                                                        -------        -------
                                    Total assets       $317,679       $308,120
                                                        =======        =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Notes payable                                        $    350       $    --
  Accounts payable                                        6,519          7,385
  Accrued Expenses and other current liabilities         17,845         18,014
  Current portion of long-term debt                       7,786          7,786
                                                        -------        -------
                       Total current liabilities         32,500         33,185
Deferred income taxes                                     9,407          9,415
Long-term debt (less current portion)                    34,955         40,727
Other long-term liabilities                               6,698          7,436
                                                        -------        -------
                               Total liabilities         83,560         90,763

Shareholders' equity
  Preferred Stock, $1 par value,
    3,000,000 shares authorized--none issued               --              --
  Common Stock, $1 par value, shares authorized:
    60,000,000;  Shares issued: 2001--17,812,511
                                2000--17,670,342         17,812         17,670
  Capital surplus                                       113,410        111,982
  Deferred compensation                                     751            401
  Treasury stock held for deferred compensation            (751)         (401)
  Retained earnings                                     152,498        135,153
  Accumulated other comprehensive income (loss)         (11,144)        (9,058)
  Less cost of treasury shares:
       (2001--2,622,339; 2000--2,619,039)               (38,457)       (38,390)
                                                        -------        -------
                      Total shareholders' equity        234,119        217,357
                                                        -------        -------
      Total liabilities and shareholders' equity       $317,679       $308,120
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

                     THOMAS INDUSTRIES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in Thousands)

                                                            Nine Months Ended
                                                              September 30
                                                            --------------------
                                                              2001       2000
                                                              ----       ----
Operating activities:
  Net income                                                $21,213     $23,141
  Adjustments to reconcile net income to net
    cash (used in)/provided by operating activities:
         Depreciation and amortization                       6,300        6,372
         Deferred income taxes                                (221)        (734)
         Equity income from Lighting                       (17,681)     (17,862)
         Distributions from Lighting                         6,092        7,597
         Other items                                            81          202
         Changes in operating assets and liabilities:
           Accounts receivable                              (1,349)      (3,837)
           Inventories                                          12       (2,048)
              Accounts payable                                (810)        (159)
           Accrued expenses and other liabilities           (1,093)       3,185
           Other                                              (550)         899
                                                            ------       ------
Net cash provided by operating activities                   11,994       16,756


Investing activities:
  Purchases of property, plant and equipment                (7,033)      (7,821)

  Sale of property, plant and equipment                         26           12
                                                            ------       ------
Net cash used in investing activities                       (7,007)      (7,809)

Financing activities:
  Proceeds from notes payable to banks, net                    350         -0-
  Payments on long-term debt                                (7,772)      (7,770)
  Proceeds from long-term debt                               2,000        8,000
  Treasury stock purchased                                     (67)     (11,723)
  Dividends paid                                            (3,706)      (3,519)
  Other                                                      1,570        1,018
                                                            ------       ------
Net cash used in financing activities                       (7,625)     (13,994)
Effect of exchange rate change                                (341)        (947)
                                                            -------      ------

Net decrease in cash and cash equivalents                   (2,979)      (5,994)

Cash and cash equivalents at beginning of period            13,941       16,487
                                                            ------       ------

Cash and cash equivalents at end of period                 $10,962      $10,493
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

The results of operations for the nine-month period ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.



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


Note C - Comprehensive Income
-----------------------------

Reconciliation of net income to comprehensive income for the periods indicated follows.

(In Thousands)
For the three months ended September 30:               2001          2000
                                                       ----          ----

       Net income                                     $6,605        $7,571
       Foreign currency translation                    1,177        (2,081)
                                                       -----        ------
       Comprehensive income                           $7,782        $5,490
                                                       =====         =====

For the nine months ended September 30:

       Net income                                    $21,213       $23,141
       Foreign currency translation                   (2,086)       (4,207)
                                                      ------        -------
       Comprehensive income                          $19,127       $18,934
                                                      ======        ======

Note D - Net Income Per Share
-----------------------------

The computation of the numerator and denominator in computing basic and diluted net income per share follows:

    (In Thousands)                                Three Months     Nine Months
                                                 Ended Sept. 30  Ended Sept. 30
                                                 --------------  --------------
                                                 2001     2000    2001   2000
                                                 ----     ----    ----   ----
    Numerator:
        Net income                             $ 6,605  $ 7,571  $21,213 $23,141
                                                ======   ======   ======  ======

    Denominator:
        Weighted average shares outstanding     15,184   15,399   15,155  15,499

      Effect of dilutive securities:
         Director and employee stock options       513      339      494     318
         Employee performance shares                24       12       25      16
                                                ------   ------   ------  ------
         Dilutive potential common shares          537      351      519     334
                                                ------   ------   ------  ------
         Denominator for diluted earnings per
           share--adjusted weighted average
          shares and assumed conversions        15,721   15,750   15,674  15,833
                                                ======   ======   ======  ======

Note E - Genlyte Thomas Group LLC
---------------------------------

The following table contains certain unaudited financial information for the Joint Venture.
                            Genlyte Thomas Group LLC
                         Condensed Financial Information
                             (Dollars in Thousands)

                                               (Unaudited)
                                              Septemeber 30      December 31
                                                  2001              2000
                                                  ----              ----
       Balance sheet:
          Current assets                       $358,017            $326,626
          Long-term assets                      277,296             288,082
          Current liabilities                   165,742             177,454
          Long-term liabilities                  83,642              89,948


                                                          Three Months            Nine Months
                                                         Ended Sept. 30           Ended Sept. 30
                                                         --------------          ---------------
                                                        2001        2000          2001       2000
                                                        ----        ----          ----       ----
       Income statement:
          Net sales                                   $251,348     $259,292     $753,985    $758,866
          Gross profit                                  88,525       90,101      264,527     260,979
          Earnings before interest and taxes            24,976       24,611       68,591      67,017
          Net income*                                   22,153       22,214       60,699      60,852

   *Amounts recorded by Thomas Industries Inc.:
          Equity income from GTG                      $  7,090     $  7,109     $ 19,424    $ 19,473
          Stock option expense                             (53)         (24)        (156)        (24)
       Amortization of excess investment                  (529)        (529)      (1,587)     (1,587)
                                                       -------       ------      -------      ------
          Equity income reported by Thomas            $  6,508     $  6,556     $ 17,681    $ 17,862
                                                       =======      =======      =======     =======


Note F - Receivables from Affiliate
-----------------------------------

Included in Other Long-Term Assets at September 30, 2001, and December 31, 2000, is $22,287,000 which represents a debt equalization note payable to Thomas by GTG related to the formation of the Joint Venture. Interest on the principal amount outstanding under the note accrues at a variable rate and is payable on a quarterly basis. The principal amount of the note is due on August 29, 2003, and may be prepaid in whole or in part at any time without premium or penalty.


Note G - Segment Disclosures
----------------------------


                                            Three Months Ended             Nine Months Ended
                                               September 30                  September 30
                                            -----------------            --------------------
                                              2001       2000            2001          2000
                                              ----       ----            ----          ----
Total net sales including
  intercompany sales
       Pump and Compressor                  $49,878      $51,769        $158,783      $161,902


Intercompany sales
       Pump and Compressor                  $(5,870)     $(6,721)       $(18,164)     $(17,607)
                                             ------       ------         -------       -------


Net sales to unaffiliated customers
       Pump and Compressor                  $44,008      $45,048        $140,619      $144,295
                                             ======       ======         =======       =======


Operating income
       Pump and Compressor                  $ 5,909      $ 7,659        $ 22,018      $ 24,827
       Lighting*                              6,508        6,556          17,681        17,862
       Corporate                             (1,247)      (1,478)         (4,289)       (5,029)
                                             ------       ------         -------       -------
                                            $11,170      $12,737        $ 35,410      $ 37,660
                                             ======       ======         =======       =======


*Three months ended September 30 consists of equity income of $7,090,000 in 2001 and $7,109,000 in 2000 from our 32% interest in the joint venture, Genlyte Thomas Group LLC (GTG), less $529,000 of amortization in both 2001 and 2000 of Thomas' excess investment and less $53,000 in 2001 and $24,000 in 2000, related to expense recorded for Thomas Industries stock options issued to GTG employees. Nine months ended September 30 consists of equity income of $19,424,000 in 2001 and $19,473,000 in 2000 from our 32% interest in GTG, less $1,587,000 of amortization in both 2001 and 2000 of Thomas' excess investment and less $156,000 in 2001 and $24,000 in 2000, related to expense recorded for Thomas Industries stock options issued to GTG employees.


Note H - Accounting Pronouncement
---------------------------------

In September 2000, the Emerging Issues Task Force reached a consensus on Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." The EITF requires that all shipping and handling amounts billed to a customer in a sale transaction be classified as revenue. The EITF also states that a company cannot net the shipping and handling costs against the shipping and handling revenues in the financial statements. Accordingly, Thomas has restated net sales and cost of sales for the three months and nine months ended September 30, 2000, by reclassifying shipping and handling costs totaling $384,000 and $1,277,000 respectively, from net sales to costs of sales.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations"(SFAS 141) and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). These statements establish new accounting and reporting standards for business combinations and associated goodwill and intangible assets. SFAS 141, effective immediately, eliminates the pooling of interest method of accounting and amortization of goodwill for business combinations initiated after June 30, 2001. SFAS 142, effective January 1, 2002, will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. We are currently reviewing the statements to determine their impact on the Company's results of operations and financial position.


Note I - Short-Term Borrowings
------------------------------

As of September 30, 2001, the Company had short-term borrowings of $350,000 which bear interest at variable rates. These borrowings were primarily used to fund working capital needs and capital expenditures. We paid down $3,700,000 of short-term borrowings during the third quarter of 2001. Short-term borrowings at December 31, 2000, and September 30, 2000, were zero.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Net sales during the third quarter ended September 30, 2001, decreased 2.3% to $44 million compared to $45 million for the third quarter of 2000. The 2000 net sales and cost of sales have been restated due to an Emerging Issues Task Force consensus on Issue 00-10, "Accounting for Shipping and Handling Fees and Costs," as noted in our 2000 Annual Report. The shortfall in sales came primarily from the North American operations, where we experienced softness and continued to see many of our customers push out or cancel orders. A bright spot for the quarter was in the medical market, which comprises over a third of our North American sales. Oxygen concentrator sales, which represent our single largest application in the medical market, increased 19 percent over the third quarter of 2000. The European and Asia Pacific operations were flat compared to the third quarter of 2000, primarily due to softness in certain markets and to weakening local currencies. Overall third quarter sales would be 1.3% higher if measured in constant exchange rates. Net sales for the nine-month period ended September 30, 2001, were $140.6 million compared to $144.3 million for the prior year. This decline was attributed to softness in the North American operations, while the European and Asia Pacific operations posted increases in net sales, despite negative currency effects. Overall sales for the nine-month period would be 2.2% higher if measured in constant exchange rates.

Operating income for the third quarter ended September 30, 2001, was $11.2 million or 12.3% lower than the prior-year amount of $12.7 million. The Pump and Compressor Segment had a 22.8% decline in operating income over the 2000 third quarter. This decline was due to several factors including pricing pressures, unfavorable manufacturing variances due to lower plant utilization, and unfavorable exchange rate effects. Also, due to the high number of OEM projects that we are currently working on, which may not generate sales volume until six to twenty four months in the future, we are currently absorbing higher engineering costs. For the third quarter of 2001, our engineering costs are up 12.6% over last year's third quarter and are also up as a percent of sales, due to the lower volume. We are committed to this engineering effort which will benefit our company in the future. The Lighting Segment

(GTG Joint Venture) results decreased slightly to $6.5 million in the third quarter of 2001, compared to $6.6 million in the same period last year. This was primarily due to the Company's share of increased interest expense and foreign income tax at the Joint Venture level, which occurred due to acquisitions by GTG. Corporate expenses decreased to $1.2 million in the third quarter of 2001, compared to $1.5 million in the same period last year. This decline was primarily due to lower compensation and professional fees in 2001. Operating income for the nine-month period ended September 30, 2001, was $35.4 million compared to $37.7 million in 2000. The Pump and Compressor Segment posted a 11.3% decline from 2000, primarily due to pricing pressures, unfavorable manufacturing variances, and negative exchange rate effects. The Lighting Segment's income decreased to $17.7 million in the nine-month period of 2001, compared to $17.9 million in 2000. This decline was primarily due to the Company's share of increased interest expense and foreign tax at the Joint Venture level, which occurred due to acquisitions by GTG. Corporate expenses also decreased to $4.3 million in 2001, compared to $5.0 million in 2000, with the reduction primarily due to reduced compensation and professional fees.

Net income for the 2001 third quarter of $6.6 million was 12.8 percent lower than the $7.6 million for the comparable 2000 period. Net income for the nine-month period ended September 30, 2001, was $21.2 million compared to $22.3 million in 2000, after excluding a one-time gain of $.8 million from the proceeds of a life insurance policy recorded in the second quarter of 2000. The third quarter and nine-month decreases from 2000 were primarily due to the operating income discussion above and lower interest income on investments, partially offset by lower interest expense and a lower effective tax rate in 2001.

Interest expense for the 2001 third quarter was $.9 million compared to the 2000 amount of $1.0 million. The 2001 nine-month interest expense was $2.8 million compared to $2.9 million for 2000. The reductions in the third quarter and nine-month periods were primarily related to the $7.7 million payment of long-term debt on January 31, 2001, which carried a 9.36 percent annual interest rate. This payment did reduce interest expense over the prior-year amounts but was partially offset by interest expense in 2001 on higher amounts of short-term borrowings and additional long-term debt proceeds, of which $8.0 million was received on September 29, 2000, and $2.0 million on May 31, 2001. The additional short-term and long-term borrowings in 2001 were at variable interest rates, which were lower than the comparable rates in 2000.

The note receivable from GTG at September 30, 2001, and December 31, 2000, is $22,287,000, which represents the debt equalization note payable to Thomas by GTG related to the formation of the Joint Venture. Interest on the principal amount outstanding under the note accrues at a variable rate and is payable on a quarterly basis. The principal amount of the note is due on August 29, 2003, and may be prepaid in whole or in part at any time without premium or penalty.

Working capital of $29.5 million at September 30, 2001, is $1.1 million lower than the amount at December 31, 2000, primarily resulting from the $7.7 million long-term debt payment on January 31, 2001, offset by proceeds from long-term borrowings of $2.0 million received May 31, 2001, and distributions of $6.1 million from GTG. For the period December 31, 2000, through September 30, 2001, the Company purchased an additional 3,300 shares for the stock repurchase program that was announced in December 1999. Through November 9,

2001, the Company has purchased, on a cumulative basis, 879,189 shares at an aggregate cost of $17.3 million. Accounts receivable at September 30, 2001, have increased by 5.0 percent since December 31, 2000, due to a higher concentration of shipments occurring toward the end of the third quarter of 2001 compared to the end of the fourth quarter of 2000. The number of days sales in receivables at September 30, 2001, compared to December 31, 2000, has decreased to 49.0 days from 49.3. Inventory at September 30, 2001, has decreased 2.2 percent since December 31, 2000; while annualized inventory turnover at September 30, 2001, of
4.70 decreased from the December 31, 2000, level of 5.04.

Certain loan agreements of the Company include restrictions on working capital, operating leases, tangible net worth, and the payment of cash dividends and stock distributions. Under the most restrictive of these arrangements, retained earnings of $79.3 million are not restricted at September 30, 2001.

As of September 30, 2001, the Company had available credit of $10 million with banks under borrowing arrangements and all of this was being used. Anticipated funds from operations, along with available short-term credit, are expected to be sufficient to meet cash requirements in the year ahead. Cash in excess of operating requirements will continue to be invested in investment grade, short-term securities.

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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

The Company's long-term debt bears interest at fixed rates with the exception of the $10 million note that accrues interest at variable rates. The Company's results of operations and cash flows, therefore, would only be affected by interest rate changes to the extent of variable rate debt. At September 30, 2001, the variable rate debt outstanding was $10.4 million, consisting of the $10 million long-term note and the $.4 million of short-term borrowings. A 100 basis point movement in the interest rate on the $10.4 million variable rate debt would result in a $104,000 annualized effect on interest expense and cash flows.

The Company also has a long-term note receivable from GTG of $22,287,000 that bears interest at a variable rate. Therefore, a 100 basis point movement in the interest rate on the $22,287,000 note would result in an approximate $223,000 annualized effect on interest income and cash flows.

The fair value of the Company's long-term debt with fixed interest rates is estimated based on current interest rates offered to the Company for similar instruments. A 100 basis point movement in the interest rate would result in an approximate $575,000 annualized effect on the fair value of long-term debt.

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

                                                THOMAS INDUSTRIES INC.
                                            ------------------------------------
                                                      Registrant


                                          /s/ Phillip J. Stuecker
                                         ---------------------------------------
                                         Phillip J. Stuecker, Vice President and
                                         Chief Financial Officer

Date    November 9, 2001
    ------------------------