Form 10-K
period 2001-12-31
THOMAS INDUSTRIES INC
filed 2002-03-15
CIK 97886

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended:    December 31, 2001
                                            ---------------------


                          Commission File Number 1-5426


                             THOMAS INDUSTRIES INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

       DELAWARE                                       61-0505332
-----------------------                -----------------------------------------
(State of incorporation)               (I.R.S. Employer Identification Number)

4360 BROWNSBORO ROAD, LOUISVILLE, KENTUCKY                            40207
------------------------------------------                          ------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 11, 2002, 15,251,810 shares of the registrant's Common Stock were outstanding.

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 11, 2002, was approximately $427,050,680.

Portions of the Proxy Statement for the Annual Meeting of Shareholders on April 18, 2002, are incorporated by reference in Part III of this report.

Portions of the Annual Report to Shareholders for fiscal year ended December 31, 2001, are incorporated by reference in Parts I and II of this report.

PART I.

ITEM 1.  BUSINESS

a.       General Development of Business.
         -------------------------------

         The company that was eventually to become known as Thomas Industries ("Thomas"or the "Company") was founded in 1928 as the Electric Sprayit Company. Electric Sprayit manufactured paint spraying machines, blowers, and air compressors in Chicago, Illinois. In 1948, Mr. Lee B. Thomas and a group of investors acquired Moe Brothers Manufacturing of Fort Atkinson, Wisconsin, a manufacturer of residential lighting products. In 1953, Moe Lighting and The Electric Sprayit Company merged to become Thomas Industries Inc.

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

         The  Company  also   maintains   sales   offices  in  England,   Italy,
         Switzerland, Hong Kong, Japan, Taiwan, Mexico, and Australia. The Corporate Office is in Louisville, Kentucky.

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

         The medical equipment market, which includes oxygen concentrators, nebulizers, aspirators, and other devices, is important to the Company. Company sales to medical equipment OEM's were approximately $70 million in 2001, $65 million in 2000, and $62 million in 1999. Oxygen concentrator OEM's represent over 50 percent of the Company's sales in the medical equipment market. The Company believes it has the leading market share in the oxygen concentrator OEM market worldwide.

         No single customer of the Company accounted for 10 percent or more of the Company's net sales in 2001.

         The backlog of unshipped orders was $38 million at December 31, 2001, and $42 million at December 31, 2000. The reduction in backlog was due primarily to exchange rate fluctuations regarding our European operations and a shortening of the cycle time for our larger OEM customers between when their orders are received and when the Company ships. The Company believes substantially all of such orders are firm, although some orders are subject to cancellation. Substantially all of these orders are expected to be filled in 2002.

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

         GTG designs, manufactures, markets, and sells lighting fixtures for a wide variety of applications in the commercial, industrial, and residential markets. GTG operates in these three industry segments through the following divisions: Lightolier, Day-Brite, Crescent, Capri/Omega, Choride Systems, Controls, Hadco, Gardco, Wide-Lite, Stonco and Thomas Residential in the United States and Mexico; and Canlyte, Thomas Lighting Canada, Lumec, and Ledalite in Canada.

         GTG's products primarily utilize incandescent, fluorescent, and high-intensity discharge (HID) light sources and are marketed primarily to distributors who resell the products for use in new residential, commercial, and industrial construction as well as in remodeling existing structures. Because GTG does not principally sell directly to the end user of its products, it's management cannot determine precisely the percentage of its revenues derived from the sale of products installed in each type of building or the percentage of its products sold for new construction versus remodeling. GTG's sales, like those of the lighting fixture industry in general, are partly dependent on the level of activity in new construction and remodeling.

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

         Thomas' investment in GTG is accounted for using the equity method of accounting. At any time on or after January 31, 2002, Thomas has the right (a "put right"), but not the obligation, to require the Joint

         Venture (GTG) to purchase all, but not less than all, of Thomas' ownership interest in GTG at the applicable purchase price. The purchase price shall be equal to the "Fair Market Value" of GTG multiplied by Thomas' ownership percentage in GTG. The "Fair Market Value"means the value of the total interest in GTG computed as a going concern, including the control premium.

d.       Other
         -----

         The Company expects to fund working capital requirements from a combination of available cash balances, internally generated funds, and, if necessary, short-term financing arrangements. The Company does not currently have any bank committed lines of credit and management believes, if short-term borrowings were needed to support the sales growth of the business, that competitive financing could be obtained given the current financial position of the Company.

         The Company has various patents and trademarks but does not consider its business to be materially dependent upon any individual patent or trademark.

         During 2001, the Company spent $10,369,000 on research activities relating to the development of new products and the improvement of existing products. Substantially all of this amount was Company-sponsored activity. During 2000, the Company spent $9,721,000 on these activities and during 1999, $9,370,000.

         Continued compliance with present and reasonably expected federal, state, and local environmental regulations is not expected to have any material effect upon capital expenditures, earnings, or the competitive position of the Company and its subsidiaries.

         The Company employed approximately 1,070 people at December 31, 2001.

e.       Financial Information about Geographic Areas.
         --------------------------------------------

         See Notes to Consolidated Financial Statements, as set forth in Exhibit 13, which information is contained in the Company's 2001 Annual Report to Shareholders, and incorporated herein by reference, for financial information about foreign and domestic operations.

f.       Executive Officers of the Registrant.
         ------------------------------------

                                                                     Year
                               Office or Position                First Elected
           Name                   with Company             Age   as an Officer
           ----                   ------------             ---   -------------

    Timothy C. Brown        Chairman of the Board,          51       1984
              (A)           President, Chief Executive
                            Officer, and Director

                                                                    Year
                               Office or Position                First Elected
           Name                   with Company             Age   as an Officer
           ----                   ------------             ---   -------------

    Phillip J. Stuecker     Vice President of Finance,      50       1984
              (B)           Chief Financial Officer,
                            and Secretary

    Bernard R. Berntson      Vice President; General        62       1992
              (C)            Manager, North American
                             Pump and Compressor Group

    Peter H. Bissinger       Vice President; General        56       1992
              (D)            Manager, European
                             Pump and Compressor Group

    (A) Timothy C. Brown was elected Chairman of the Board on April 20, 1995, in addition to his other duties of President and Chief Executive Officer. Prior to this, Mr. Brown held various management positions in the Company including Chief Operating Officer, Executive Vice President, and Vice President and Group Manager of the Specialty Products Group.

    (B) Phillip J. Stuecker was elected Vice President of Finance, Chief Financial Officer, and Secretary on October 23, 1989. Prior to this, Mr. Stuecker held various management positions in the Company including Vice President and Treasurer.

    (C) Bernard R. Berntson was elected an officer effective December 14, 1992. Mr. Berntson had held the position of General Manager of the North American Pump and Compressor Group since 1987.

    (D) Peter H. Bissinger was elected an officer effective December 14, 1992, in addition to his position of President of ASF Thomas GmbH, a wholly owned subsidiary of the Company. Mr. Bissinger had held the position of President of ASF Thomas GmbH since 1979.


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

                               Number
                            of Facilities    Combined
         Segment            Owned  Leased   Square Feet   Nature of Facilities
         -------            -----  ------   -----------   --------------------

         Pump and Compressor  4      4        707,000    Manufacturing plants
                              1      5         30,000    Distribution centers

         Corporate            --     1          5,300    Corporate headquarters
                              2      --       160,000    Leased to third parties


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None


PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

    The information required by this item is set forth in Exhibit 13 under the headings "Common Stock Market Prices and Dividends," and "Notes to Consolidated Financial Statements," which information is contained in the Company's 2001 Annual Report to Shareholders and incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA

    The information required by this item is set forth in Exhibit 13 under the heading "Five-Year Summary of Operations and Statistics," which information is contained in the Company's 2001 Annual Report to Shareholders and incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required by this item is set forth in Exhibit 13 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," which information is contained in the Company's 2001 Annual Report to Shareholders and incorporated herein by reference.



ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's long-term debt bears interest at fixed rates, with the exception of the $1.25 million Industrial Revenue Bond that accrues interest at a variable rate. Short-term borrowings are priced at variable interest rates. The Company's results of operations and cash flows, therefore, would only be affected by interest rate changes to the extent of variable rate debt. At December 31, 2001, only the $1.25 million Industrial Revenue Bond was outstanding. A 100 basis point movement in the interest rate on the $1.25 million bond would result in an $12,500 annualized effect on interest expense and cash flows.

     The Company also has short-term investments of $28.8 million as of December 31, 2001 that bear interest at variable rates. Therefore, a 100 basis point movement in the interest rate would result in an approximate $288,000 annualized effect on interest income and cash flows.

     The fair value of the Company's long-term debt is estimated based on current interest rates offered to the Company for similar instruments. A 100 basis point movement in the interest rate would result in an approximate $490,000 annualized effect on the fair value of long-term debt.

     The Company has significant operations consisting of sales and manufacturing activities in foreign countries. As a result, the Company's financial results could be significantly affected by factors such as changes in currency exchange rates or changing economic conditions in the foreign markets in which the Company manufactures or distributes its products. Currency exposures for our Pump and Compressor Segment are concentrated in Germany but exist to a lesser extent in other parts of Europe and Asia. Our Lighting Segment currency exposure is primarily in Canada.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements and notes to consolidated financial statements of the registrant and its subsidiaries are set forth in Exhibit 13 under the headings "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements," which information is contained in the Company's 2001 Annual Report to Shareholders and incorporated herein by reference. The Report of Independent Auditors is also set forth in Exhibit 13 and hereby incorporated herein by reference. In addition, financial statements of GTG are included in this Form 10-K on pages F-1 to F-23.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On April 19, 2001, on the recommendation of the Audit Committee, the Board of Directors appointed Arthur Andersen LLP as the Corporation's independent auditors for the 2001 fiscal year, replacing Ernst & Young LLP ("Ernst & Young") which was dismissed from that role.

         Ernst & Young's reports on the financial statements for the two fiscal years preceding dismissal contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the two fiscal years and interim period preceding the dismissal, there were no disagreements with Ernst & Young on any matter of accounting principles or practices, financial statement disclosure, or audit scope or procedure.


PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

a.       Directors of the Company
         ------------------------

         The information required by this item is set forth in registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 18, 2002, under the headings "Election of Directors" and "Section 16(a), Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference.

b.       Executive Officers of the Company
         ---------------------------------

         Reference is made to "Executive  Officers of the Registrant" in Part I,
         Item 1.f.


ITEM 11.  EXECUTIVE COMPENSATION

   The information required by this item is set forth in registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 18, 2002, under the headings "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Board of Directors," which information is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this item is set forth in registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 18, 2002, under the heading "Securities Beneficially Owned by Principal Shareholders and Management," which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item is set forth in registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 18, 2002, under the headings "Board of Directors" and "Compensation Committee Interlocks and Insider Participation," which information is incorporated herein by reference.



PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   a.  (1) Financial Statements
           --------------------

              The  following   consolidated   financial   statements  of  Thomas
              Industries Inc., included in the Company's 2001 Annual Report to Shareholders, are included in Part II, Item 8:

                  Consolidated Balance Sheets -- December 31, 2001 and 2000 Consolidated Statements of Income -- Years ended December 31,
                    2001, 2000, and 1999
                  Consolidated Statements of Shareholders' Equity -- Years ended
                    December 31, 2001, 2000, and 1999
                  Consolidated Statements of Cash Flows -- Years ended  December
                    31, 2001, 2000, and 1999
                  Notes to Consolidated Financial Statements -- December 31,
                    2001

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

               Exhibit No.                         Exhibit
               -----------                         -------

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

                     4(b) Amended and Restated Rights Agreement filed as Exhibit 4(b) to registrant's report on Form 10-Q dated August 14, 2000, hereby incorporated by reference.

                     4(c) First Amendment to Rights Agreement filed as Exhibit 4(c) to registrant's report on Form 10-K dated March 26, 2001, hereby incorporated by reference.

                     10(a)              Employment  Agreements  with  Timothy C.
                                        Brown and Phillip J.  Stuecker  filed as
                                        Exhibit 3(j) to  registrant's  report on
                                        Form  10-Q  dated   November  11,  1988,
                                        hereby incorporated by reference.

                     10(b) Trust Agreement, filed as Exhibit 10(1) to registrant's report on Form 10-Q dated November 11, 1988, hereby incorporated by reference.

                     10(c) Form of Indemnity Agreement and Amendment thereto entered into by the Company and each of its Executive Officers filed as Exhibits 10 (g) and
                                        (h) to registrant's  report on Form 10-K
                                        dated    March    23,    1988,    hereby
                                        incorporated by reference.

                     10(d) Severance pay policy of the Company, effective October 1, 1988, covering all Executive Officers, filed as Exhibit
                                        10(d)  to  registrant's  report  on Form
                                        10-K  dated  March  23,   1989,   hereby
                                        incorporated by reference.

                     10(e) Nonemployee Director Stock Option Plan as Amended and Restated as of February 5, 1997, filed as

               Exhibit No.                         Exhibit
               -----------                         -------

                                        Exhibit 10(h) to registrant's report on Form 10-K dated March 20, 1997, hereby incorporated by reference.

                     10(f) 1995 Incentive Stock Plan as Amended and Restated as of April 15, 1999, filed as Exhibit 10(h) to registrant's report on Form 10-Q dated November 12, 1999, hereby incorporated by reference.

                     10(g)              Employment  Agreement  with  Timothy  C.
                                        Brown dated  January 29, 1997,  filed as
                                        Exhibit 10(j) to registrant's report on Form 10-K dated March 20, 1997, hereby incorporated by reference.

                     10(h) Master Transaction Agreement by and between Thomas Industries Inc. and The Genlyte Group Incorporated dated April 28, 1998, filed as Exhibit 2.1 to registrant's report on Form 8-K dated July 24, 1998, hereby incorporated by reference.

                     10(i) Limited Liability Company Agreement of GT Lighting, LLC, dated April 28, 1998, filed as Exhibit 2.2 to registrant's report on Form 8-K dated July 24, 1998, hereby incorporated by reference.

                     10(j) Capitalization Agreement among GT Lighting, LLC, and Thomas Industries Inc., Tupelo Holdings Inc., Thomas Industries Holdings Inc., Gardco Manufacturing, Inc., Capri Lighting, inc., Thomas Imports, Inc., and TI Industries Corporation dated April 28, 1998, filed as Exhibit 2.3 to registrant's report on Form 8-K dated July 24, 1998, hereby incorporated by reference.

                     10(k) Capitalization Agreement between GT Lighting, LLC, and The Genlyte Group Incorporated dated April 28, 1998, filed as Exhibit 2.4 to registrant's Form 8-K dated July 24, 1998, hereby incorporated by reference.

                     13 Certain portions of the Company's 2001 Annual Report to Shareholders as specified in Parts I and II, hereby incorporated by reference in this Annual Report on Form 10-K.

                     21                 Subsidiaries of the Registrant.

                     23(a)              Consent of Arthur Andersen LLP.

                     23(b)              Consent of Ernst & Young LLP.

                     23(c)              Consent of Arthur Andersen LLP.


b.      Reports on Form 8-K
        -------------------

               There were no reports on Form 8-K for the three months ended December 31, 2001.

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

                                    THOMAS INDUSTRIES INC.


Date:  March 15, 2002               By  /s/ Timothy C. Brown
                                      ------------------------------------------
                                      Timothy C. Brown, Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                            Title                     Date
         ---------                            -----                     ----



/s/ Timothy C. Brown                 Chairman of the Board;             3/15/02
Timothy C. Brown                     President; Chief Executive
                                     Officer; Director
                                     (Principal Executive Officer)

/s/ Phillip J. Stuecker              Vice President of Finance;         3/15/02
Phillip J. Stuecker                  Chief Financial Officer;
                                     Secretary
                                     (Principal Financial Officer)

/s/ Roger P. Whitton                 Controller                         3/15/02
Roger P. Whitton                     (Principal Accounting Officer)



/s/ Wallace H. Dunbar                Director                           3/15/02
Wallace H. Dunbar



/s/ H. Joseph Ferguson               Director                           3/15/02
H. Joseph Ferguson



/s/ Gene P. Gardner                  Director                           3/15/02
Gene P. Gardner



/s/ Director                         Director                           3/15/02
Lawrence E. Gloyd

              Signature                            Title                Date
              ---------                            -----                ----



/s/ William M. Jordan                Director                           3/15/02
William M. Jordan



/s/ Franklin J. Lunding, Jr.         Director                           3/15/02
Franklin J. Lunding, Jr.



/s/ Anthony A. Massaro               Director                           3/15/02
Anthony A. Massaro

                    Report of Independent Public Accountants


     To the Board of Directors and
        Shareholders of Thomas Industries Inc.:


     We have audited the accompanying consolidated balance sheet of Thomas Industries Inc. (a Delaware corporation) as of December 31, 2001, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Thomas Industries Inc. as of December 31, 2001, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.



                                                /s/   Arthur Andersen LLP


     Louisville, Kentucky
        January 25, 2002

                         Report of Independent Auditors

The Board of Directors and Shareholders
Thomas Industries Inc.

We have audited the consolidated balance sheet of Thomas Industries Inc. as of December 31, 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2000. Our audits also included the information for each of the two years in the period ended December 31, 2000 included in the financial statement schedule listed in the Index at Item 14(a). These financial statements and information included in the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and information included in the schedule based on our audits. The financial statements of Genlyte Thomas Group LLC (GTG), a partnership formed on August 30, 1998, in which the Company has a 32% interest, have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the consolidated financial statements relates to data included for GTG, it is based solely on their report.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Thomas Industries Inc. at December 31, 2000, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the information for each of the two years in the period ended December 31, 2000 included in the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                              /s/ Ernst & Young LLP

Louisville, Kentucky
February 7, 2001


                                                VALUATION AND QUALIFYING ACCOUNTS
                                            THOMAS INDUSTRIES INC. AND SUBSIDIARIES
                                                        DECEMBER 31, 2001

------------------------------------------------------------------------------------------------------------------------------------
                                                 Balance at          Charged to        Charged to                       Balance at
                Description                       Beginning             Costs       Other Accounts-    Deductions-        End of
                                                  of Period         and Expenses        Describe        Describe          Period
------------------------------------------------------------------------------------------------------------------------------------

Year ended December 31, 2001

Allowance for doubtful accounts                        $752,000        $514,000                        $163,000   (1)    $1,103,000
Allowance for obsolete and slow moving                1,999,000         880,000                         894,000   (2)     1,985,000
inventory
                                              ----------------------------------                  ----------------------------------
                                                     $2,751,000      $1,394,000                      $1,057,000          $3,088,000
                                              ==================================                  ==================================

Year ended December 31, 2000

Allowance for doubtful accounts                        $698,000        $206,000                        $152,000   (1)      $752,000
Allowance for obsolete and slow moving                1,861,000         624,000                         486,000   (2)     1,999,000
inventory
                                              ----------------------------------                  ----------------------------------
                                                     $2,559,000        $830,000                        $638,000          $2,751,000
                                              ==================================                  ==================================

Year ended December 31, 1999

Allowance for doubtful accounts                        $656,000        $192,000                        $150,000   (1)      $698,000
Allowance for obsolete and slow moving                1,932,000         174,000                         245,000   (2)     1,861,000
inventory
                                              ----------------------------------                  ----------------------------------
                                                     $2,588,000        $366,000                        $395,000          $2,559,000
                                              ==================================                  ==================================


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

Following are audited financial statements of GTG for the years ended December 31, 2001, 2000, and 1999.

                    Report of Independent Public Accountants




     To the Members of Genlyte Thomas Group LLC:

     We have audited the accompanying consolidated balance sheets of Genlyte Thomas Group LLC (a Delaware limited liability company) and Subsidiaries
     (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of income, members' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genlyte Thomas Group LLC and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


                                                         /s/ ARTHUR ANDERSEN LLP





     Louisville, Kentucky
         January 18, 2002



CONSOLIDATED STATEMENTS OF INCOME
GENLYTE THOMAS GROUP LLC AND SUBSIDIARIES
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
(DOLLARS IN THOUSANDS)



                                                                  2001           2000            1999
                                                               -----------------------------------------
Net sales                                                      $985,176       $ 1,007,706      $978,302

    Cost of sales                                               636,582           651,304       645,572
                                                               -----------------------------------------

Gross profit                                                    348,594           356,402      $332,730

    Selling and administrative expenses                         248,005           257,583       240,589

    Amortization of goodwill and other intangible assets          6,007             4,616         3,704
                                                               -----------------------------------------

Operating profit                                                 94,582            94,203       $88,437

    Interest expense, net of interest income                      3,699             4,184         4,633

    Minority interest                                               (54)             (140)            -
                                                               -----------------------------------------

Income before income taxes                                       90,937            90,159       $83,804

    Income tax provision                                          6,064             6,622         4,841
                                                               -----------------------------------------

Net income                                                     $ 84,873          $ 83,537       $78,963
                                                               =========================================


The accompanying notes are an integral part of these consolidated financial statements.




CONSOLIDATED BALANCE SHEETS
GENLYTE THOMAS GROUP LLC AND SUBSIDIARIES
AS OF DECEMBER 31, 2001 AND 2000
(DOLLARS IN THOUSANDS)





                                                            2001          2000
                                                          ----------------------
ASSETS:
Current Assets:
   Cash and cash equivalents                              $  59,691   $  23,817
   Accounts receivable, less allowances for doubtful
         accounts of  $10,111 and $11,014, respectively     141,658     142,784
   Related-party receivables                                      -       1,204
   Inventories                                              132,932     151,257
   Other current assets                                       8,763       7,564
                                                          ----------------------
Total current assets                                        343,044     326,626
Property, plant and equipment, at cost:
   Land and land improvements                                 6,490       6,506
   Buildings and leasehold improvements                      83,318      83,594
   Machinery and equipment                                  273,154     258,892
                                                          ----------------------
Total property, plant and equipment                         362,962     348,992
   Less: Accumulated depreciation and amortization          252,515     235,991
                                                          ----------------------
Net property, plant and equipment                           110,447     113,001
Goodwill, net of accumulated amortization                   135,417     140,312
Other assets                                                 30,213      34,453
                                                          ----------------------
TOTAL ASSETS                                              $ 619,121   $ 614,392
                                                          ======================
LIABILITIES & MEMBERS' EQUITY:
Current Liabilities:
   Current maturities of long-term debt                   $   3,284   $   2,661
   Accounts payable                                          82,150      96,794
   Related-party payables                                    19,705       7,022
   Accrued expenses                                          65,406      70,977
                                                          ----------------------
Total current liabilities                                   170,545     177,454
Long-term debt                                               36,989      66,652
Deferred income taxes                                         3,991       4,271
Accrued pension                                              15,666      12,728
Minority interest                                              (194)       (140)
Other long-term liabilities                                   6,121       6,121
                                                          ----------------------
Total liabilities                                           233,118     267,086
Commitments and contingencies (See notes (12) and (13))
Members' Equity:
   Accumulated other comprehensive income                    (9,076)        875
   Other members' equity                                    395,079     346,431
                                                          ----------------------
Total members' equity                                       386,003     347,306
                                                          ----------------------
TOTAL LIABILITIES & MEMBERS' EQUITY                       $ 619,121   $ 614,392
                                                          ======================



The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
GENLYTE THOMAS GROUP LLC AND SUBSIDIARIES
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
(DOLLARS IN THOUSANDS)




                                            Accumulated
                                               Other        Other       Total
                                           Comprehensive   Members'    Members'
                                               Income       Equity      Equity
                                           -------------------------------------

Members' equity, December 31, 1998          $  (1,075)   $ 265,603    $ 264,528


Net income                                          -       78,963       78,963


Decrease in minimum pension liability           1,793            -        1,793
Foreign currency translation adjustments        2,440            -        2,440
                                           -------------------------------------
Total comprehensive income                      4,233       78,963       83,196


Adjustment to contribution by Thomas                -       (1,014)      (1,014)
Distributions to members                            -      (37,542)     (37,542)
                                           -------------------------------------
Members' equity, December 31, 1999          $   3,158    $ 306,010    $ 309,168


Net income                                          -       83,537       83,537


Increase in minimum pension liability            (277)           -         (277)
Foreign currency translation adjustments       (2,006)           -       (2,006)
                                           -------------------------------------
Total comprehensive income                     (2,283)      83,537       81,254


Distributions to members                            -      (43,116)     (43,116)
                                           -------------------------------------
Members' equity, December 31, 2000          $     875    $ 346,431    $ 347,306

Net income                                          -       84,873       84,873

Increase in minimum pension liability          (6,424)           -       (6,424)
Foreign currency translation adjustments       (3,527)           -       (3,527)
                                           -------------------------------------
Total comprehensive income                     (9,951)      84,873       74,922


Distributions to members                            -      (36,225)     (36,225)
                                           -------------------------------------
Members' equity, December 31, 2001          $  (9,076)   $ 395,079    $ 386,003
                                           =====================================


The accompanying notes are an integral part of these consolidated financial statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS
GENLYTE THOMAS GROUP LLC AND SUBSIDIARIES
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(DOLLARS IN THOUSANDS)


                                                                                  2001           2000          1999
                                                                                --------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                      $ 84,873       $ 83,537      $ 78,963
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                                28,172         25,664        23,835
     Net (gain) loss from disposals of plant and equipment                          (807)           (77)          (20)
     Provision for doubtful accounts receivable                                      424           (718)        4,113
     Provision (benefit) for deferred income taxes                                  (150)         1,575           642
     Changes in assets and liabilities, net of effect of acquisitions:
             Accounts receivable                                                   1,520         18,899        (9,467)
             Related-party receivables                                             1,204         (1,204)        1,855
             Inventories                                                          19,419        (10,726)        3,039
             Other current assets                                                 (1,199)           204         1,018
             Other assets                                                          5,017            481       (28,736)
             Accounts payable and accrued expenses                               (21,188)         2,173        24,223
             Related-party payables                                               12,683         (1,740)        8,060
             Deferred income taxes                                                  (130)         1,439          (106)
             Minority interest                                                       (54)          (140)            -
             Accrued pension and other long-term liabilities                       2,938            228        (2,260)
             Minimum pension liability                                            (6,424)          (277)        1,793
     All other, net                                                                  (79)           566        (3,247)
                                                                                --------------------------------------
Net cash provided by operating activities                                        126,219        119,884       103,705
                                                                                --------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of businesses, net of cash received                                  (2,900)       (59,145)      (30,934)
Purchases of property, plant and equipment                                       (20,250)       (28,423)      (20,514)
Proceeds from sales of property, plant and equipment                               1,597          1,347         6,195
                                                                                --------------------------------------
Net cash used in investing activities                                            (21,553)       (86,221)      (45,253)
                                                                                --------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in short-term borrowings                                           -              -        (1,932)
Proceeds from long-term debt                                                      14,000         47,600        20,956
Reduction of long-term debt                                                      (43,040)       (35,029)      (28,202)
Distributions to members                                                         (36,225)       (43,116)      (37,542)
                                                                                --------------------------------------
Net cash used in financing activities                                            (65,265)       (30,545)      (46,720)
                                                                                --------------------------------------
Effect of exchange rate changes on cash and cash equivalents                      (3,527)        (2,006)        2,440
                                                                                --------------------------------------
Net increase in cash and cash equivalents                                         35,874          1,112        14,172
Cash and cash equivalents at beginning of year                                    23,817         22,705         8,533
                                                                                --------------------------------------
Cash and cash equivalents at end of year                                        $ 59,691       $ 23,817      $ 22,705
                                                                                ======================================



The accompanying notes are an integral part of these consolidated financial statements.


                    Genlyte Thomas Group LLC and Subsidiaries
                   Notes to Consolidated Financial Statements
                          (Dollar Amounts in Thousands)


(1) DESCRIPTION OF BUSINESS

Genlyte Thomas Group LLC ("GTG" or "the Company") is a Delaware limited liability company. The Company designs, manufactures, and sells lighting fixtures and controls for a wide variety of applications in the commercial, residential, and industrial markets in North America. The Company's products are marketed primarily to distributors who resell the products for use in commercial, residential, and industrial construction and remodeling. The Company is the result of the business combination discussed in note (3) "Formation of Genlyte Thomas Group LLC."

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of GTG and all majority-owned subsidiaries, and also include other entities that are jointly owned by The Genlyte Group Incorporated and Thomas Industries Inc., all of which entities in total operationally comprise GTG. Intercompany accounts and transactions have been eliminated. Investments in affiliates owned less than 50%, and over which the Company does not exercise significant influence, are accounted for using the equity method, under which the Company's share of these affiliates' earnings is included in income as earned.

USE OF ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from the estimates.

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

CUSTOMER REBATES: Whereas the Company had been classifying most rebates paid to customers as sales deductions, certain rebates were classified as selling and administrative expenses. In 2001, the Company began classifying all customer rebates as sales deductions. The effect in 2001 was to reclassify $3,007 to net sales (decrease) from selling and administrative expenses (decrease). Prior year statements of income have not been reclassified to conform to the 2001 classification, because the amounts, $3,125 in 2000 and $2,965 in 1999, are not considered material.

SHIPPING AND HANDLING COSTS: In compliance with Emerging Issues Task Force issue 00-10, "Accounting for Shipping and Handling Fees and Costs," the Company began in 2000 to include in net sales all amounts billed to customers that relate to shipping and handling. Previously, such revenue was netted against the related costs. The effect in 2001 and 2000 was to reclassify $7,502 and $7,664, respectively, to net sales (increase) from selling and administrative expenses (increase). The 1999 statement of income has not been reclassified to conform to the 2001 and 2000 classification, because the amount, $6,016, is not considered material. The amounts of shipping and handling costs included in selling and administrative expenses were $50,552 in 2001, $52,805 in 2000, and $40,814 in 1999.

ADVERTISING COSTS: The Company expenses advertising costs principally as incurred. Certain catalog, literature, and display costs are amortized over their useful lives, from 6 to 36 months. Total advertising expenses, classified as selling and administrative expenses, were $10,373 in 2001, $12,221 in 2000, and $13,416 in 1999.

RESEARCH AND DEVELOPMENT COSTS: Research and development costs are expensed as incurred. These expenses, classified as selling and administrative expenses, were $9,359 in 2001, $8,510 in 2000, and $8,086 in 1999.

CASH EQUIVALENTS: The Company considers all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents.

CONCENTRATION OF CREDIT RISK: Assets that potentially subject the Company to concentration of credit risk are cash and cash equivalents and accounts receivable. The Company invests its cash primarily in high-quality institutional money market funds with maturities of less than three months and limits the amount of credit exposure to any one financial institution. The Company provides credit to most of its customers in the ordinary course of business, and generally collateral or other security is not required. The Company conducts ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Concentration of credit risk with respect to accounts receivable is limited due to the wide variety of customers and markets to which the Company sells. As of December 31, 2001, management does not consider the Company to have any significant concentration of credit risk.

INVENTORIES: Inventories are stated at the lower of cost or market and include materials, labor, and overhead. Inventories at December 31 consisted of the following:

                                                         2001            2000
        ------------------------------------------------------------------------
        Raw materials                                    $ 51,595        $55,651
        Work in process                                    13,582         13,484
        Finished goods                                     67,755         82,122
                                                    ----------------------------
        Total inventories                                $132,932      $ 151,257
                                                    ============================

Inventories valued using the last-in, first-out ("LIFO") method represented approximately 83% of total inventories at December 31, 2001 and 2000. Inventories not valued at LIFO (primarily inventories of Canadian operations) are valued using the first-in, first-out ("FIFO") method. On a FIFO basis, which approximates current cost, inventories would have been $2,616 and $1,403 lower than reported at December 31, 2001 and 2000, respectively.

During each of the last three years, certain inventory quantity reductions caused partial liquidations of LIFO inventory layers (in some cases including the base), the effects of which increased 2001 pre-tax income by $1,047, decreased 2000 pre-tax income by $591, and decreased 1999 net pre-tax income by $248.

PROPERTY, PLANT AND EQUIPMENT: The Company provides for depreciation of property, plant and equipment, which also includes amortization of assets recorded under capital leases, on a straight-line basis over the estimated useful lives of the assets. Useful lives vary among the items in each classification, but generally fall within the following ranges:

         Land improvements                                    10 - 25 years
         Buildings and leasehold improvements                 10 - 40 years
         Machinery and equipment                               3 - 10 years

Leasehold improvements are amortized over the terms of the respective leases, or over their estimated useful lives, whichever is shorter. Depreciation and amortization of property, plant and equipment was $22,165 in 2001, $21,048 in 2000, and $20,131 in 1999. Accelerated methods of depreciation are used for income tax purposes, and appropriate provisions are made for the related deferred income taxes for the foreign subsidiaries.

When the Company sells or otherwise disposes of property, plant and equipment, the asset cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is recorded in selling and administrative expenses in the consolidated statements of income.

Maintenance and repairs are expensed as incurred. Renewals and improvements are capitalized and depreciated or amortized over the remaining useful lives of the respective assets.

GOODWILL AND OTHER INTANGIBLE ASSETS: Cost in excess of net assets of businesses acquired (goodwill) prior to 1971 of $4,922 is not amortized since, in the opinion of management, there has been no diminution in value. For businesses acquired subsequent to 1970, the cost in excess of net assets, aggregating $165,928 as of December 31, 2001 and $165,884 as of December 31, 2000, is being amortized on a straight-line basis over periods ranging from 10 to 40 years. Accumulated amortization was $35,433 and $30,494 as of December 31, 2001 and 2000, respectively.

Other intangible assets, which consist primarily of license and non-competition agreements, aggregating $23,317 as of December 31, 2001 and $23,096 as of December 31, 2000, are being amortized on a straight- line basis, primarily over 30 years. Accumulated amortization was $1,029 and $234 as of December 31, 2001 and 2000, respectively.

The Company periodically evaluates goodwill and other intangible assets for permanent impairment by assessing recoverability from future operating cash flows. An impairment would be recognized as expense if a permanent diminution in value occurred. In the opinion of management, no material diminution in value has occurred during the periods presented in these consolidated financial statements.

TRANSLATION OF FOREIGN CURRENCIES: Balance sheet accounts of foreign subsidiaries are translated into U.S. dollars at the rates of exchange in effect as of the balance sheet date. The cumulative effects of such adjustments were a charge of $2,375 at December 31, 2001 and a credit of $1,152 at December 31, 2000, and have been recorded in the foreign currency translation adjustment component of accumulated other comprehensive income in members' equity. Income and expenses are translated at the average exchange rates prevailing during the year. Gains or losses resulting from foreign currency transactions, netting to a gain of $88 in 2001, a loss of $80 in 2000, and a loss of $241 in 1999, are included in selling and administrative expenses.

FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying amounts of cash equivalents and long-term debt approximate fair value because of their short-term maturity and/or variable market-driven interest rates.

COLLECTIVE BARGAINING AGREEMENTS: As of December 31, 2001, the Company had 2,712 employees, or 51.0% of the total employees, who were members of various collective bargaining agreements. Several of these collective bargaining agreements, covering 294 employees, which is 10.8% of the collective bargaining employees and 5.5% of the total employees, will expire in 2002. Management does not expect the expiration and renegotiation of these agreements to have a significant impact on 2002 production.

NEW ACCOUNTING STANDARDS: Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), was issued by the Financial Accounting Standards Board in June 1998 and was effective for the Company beginning in 2001. Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133" was issued in June 2000 and is to be adopted concurrently with SFAS No. 133. The Company did not use any significant derivative financial instruments or participate in any significant hedging activities during 2001.

Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), were issued in July 2001. SFAS No. 141 eliminates the pooling-of-interests method and requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. It also requires intangible assets acquired in a business combination to be recognized separately from goodwill. SFAS No. 141 has had no impact on the Company's financial position or results of operations with respect to business combination transactions that have occurred prior to June 30, 2001. Accounting for the acquisition of Entertainment Technology has been in compliance with SFAS No.
141. The impact to the Company was in the allocation of the purchase price between goodwill and other intangible assets. See note (6) "Acquisition of Entertainment Technology."

SFAS No. 142 addresses how goodwill and other intangible assets should be accounted for upon their acquisition and afterwards. Management of the Company is currently analyzing the impact of this statement, which is effective January 1, 2002. The primary impact of SFAS No. 142 on the Company is that existing goodwill and intangible assets with indefinite lives will no longer be amortized beginning in 2002. The Company has no intangible assets with indefinite lives, but has been amortizing goodwill with a gross book value of $165,928 as of December 31, 2001.

Intangible assets with finite lives will continue to be amortized, and the Company has $23,317 of such assets as of December 31, 2001, consisting primarily of license and non-competition agreements. Instead of amortization, goodwill will be subject to an assessment for impairment on a reporting unit basis by applying a fair-value-based test annually, and more frequently if circumstances indicate a possible impairment. If a reporting unit's net book value is more than its fair value and the reporting unit's net book value of its goodwill exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess goodwill value.

Management estimates that, based on December 31, 2001 goodwill balances, the Company will report lower amortization of goodwill and higher operating profit of approximately $5,200 annually. Although management does not expect to record a material loss for goodwill impairment upon the adoption of SFAS No. 142 on January 1, 2002, the evaluation is still in process.

Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), was issued in October 2001 and is effective for the Company beginning in 2002. SFAS No. 144 requires that long-lived assets to be disposed of by sale be measured at the lower of net book value or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such reporting to discontinued segments of a business. Management is currently analyzing the provisions of SFAS No. 144, but does not expect its adoption to have a significant impact on the Company's financial position or results of operations. However, future plans to dispose of long-lived assets could result in charges against operations to write down long-lived asset values.

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

To the extent the actual net working capital contributed by Thomas Lighting exceeded the target net working capital, GTG paid Thomas the difference of $35,189. Of this amount, $34,175 was paid in 1998 and $1,014 was paid in 1999, based on an adjustment to the Thomas Lighting net working capital. The target net working capital was determined by a formula that considered Genlyte's adjusted net working capital, Thomas Lighting's net working capital, and Genlyte's net working capital as a percentage of net sales as of August 30, 1998.

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

The LLC  Agreement  requires that GTG make the  following  distributions  to the
Members:

(i) a distribution to each Member, based on its percentage interest, for tax liabilities attributable to its participation as a Member of GTG based upon the effective tax rate of the Member having the highest tax rate; and

(ii) subject to the provisions of Delaware law and the terms of the primary GTG credit facility, distributions (exclusive of the tax distributions set forth above) to each of the Members so that Thomas receives at least an aggregate of $3,000 and Genlyte receives at least an aggregate of $6,375 per year.

Also under the terms of the LLC Agreement, at any time on or after January 31, 2002, Thomas has the right (a "Put Right"), but not the obligation, to require GTG to purchase all, but not less than all, of Thomas's 32% interest at the appraised value of such interest. The appraised value shall be the fair market value of GTG as a going concern, taking into account a control premium, and determined by an appraisal process to be undertaken by recognized investment banking firms chosen initially by Genlyte and Thomas. If GTG cannot secure the necessary financing with respect to Thomas's exercise of its Put Right, then Thomas has the right to cause GTG to be sold. Also, at any time after Thomas exercises its Put Right, Genlyte has the right to cause GTG to be sold.

Also under the terms of the LLC Agreement, on or after the later to occur of (1) the final settlement or disposition of the litigation described in note (13) "Contingencies" or (2) January 31, 2002, either Member has the right, but not the obligation, to offer to buy the other Member's interest (the "Offer Right"). If the Members cannot agree on the terms, then GTG shall be sold to the highest bidder. Either Member may participate in the bidding for the purchase of GTG.

Complete details of the Put Right, Offer Right, and appraisal process can be found in the proxy statement pertaining to the formation of GTG, filed with the Securities and Exchange Commission by Genlyte on July 23, 1998.

(4) INVESTMENT IN FIBRE LIGHT AND ACQUISITION OF LEDALITE

On May 10, 1999, GTG acquired a 2% interest (with rights to acquire an additional 6%) in Fibre Light International, based in Australia. Fibre Light International is in the business of commercializing fiber optic lighting technology. The two companies then formed a jointly owned limited liability company named Fibre Light U.S. LLC ("Fibre Light"), of which GTG owns 80%. Fibre Light manufactures, markets, and sells fiber optic lighting systems in the U.S. On July 5, 2000, GTG acquired an additional 2% interest in Fibre Light International. The investment in Fibre Light is accounted for using the cost method.

On June 30, 1999, GTG acquired the assets and liabilities of privately held Ledalite Architectural Products Inc. ("Ledalite"), located in Vancouver, Canada. Ledalite designs, manufactures, and sells architectural linear lighting systems for offices, schools, transportation facilities, and other commercial buildings.

The original purchase prices of these acquisitions totaled $31,469 in 1999 (including costs of acquisition), consisting of approximately $8,500 in cash payments and approximately $23,000 in borrowings. In 2000, an additional $424 was paid to Ledalite's owners based on Ledalite's 1999 earnings performance.

The Ledalite acquisition has been accounted for using the purchase method of accounting. The excess of the total purchase price over the fair market value of net assets acquired (goodwill) of $26,463 is being amortized on a straight-line basis over 30 years.

The operating results of Fibre Light and Ledalite have been included in the Company's consolidated financial statements since the respective dates of acquisition. On an unaudited pro forma basis, assuming these acquisitions had occurred at the beginning of 1999, the Company's results would have been:

                                              Actual           Pro Forma
                                                1999             1999
                                           ------------------------------
           Net sales                           $978,302        $990,326
           Net income                            78,963          78,432

The pro forma results do not purport to state exactly what the Company's results of operations would have been had the acquisitions in fact been consummated as of the assumed dates and for the periods presented.

(5) ACQUISITIONS OF TRANSLITE SONOMA AND CHLORIDE SYSTEMS

On September 14, 2000, the Company acquired Translite Limited ("Translite Sonoma"), a San Carlos, California based manufacturer of low-voltage cable and track lighting systems and decorative architectural glass lighting. Earlier in 2000, Translite Limited had expanded its operations by merging with Sonoma Lighting Limited, which had been a manufacturer of decorative architectural glass lighting. The Company purchased all of the outstanding capital stock of Translite Limited for $6,427 (including costs of acquisition), borrowing $5,000 from the revolving credit facility and funding the remainder from cash on hand.

On October 1, 2000, the Company acquired the assets of the emergency lighting business of Chloride Power Electronics Incorporated ("Chloride Systems") from the Chloride Group, PLC, in London, England. The purchase included the U.S. Chloride Systems and LightGuard emergency lighting brands. The purchase price was $52,324 in cash plus the assumption of approximately $2,800 in liabilities. The revolving credit facility was used to borrow $35,000 and cash on hand was used to pay the remaining $17,324.

The Translite Sonoma and Chloride Systems acquisitions have been accounted for using the purchase method of accounting. The excess of the purchase price over the fair market value of net assets acquired (goodwill) of $6,952 for Translite Sonoma and $23,365 for Chloride Systems is being amortized on a straight-line basis over 30 years. The fair market value of net assets acquired from Chloride Systems included $23,000 in intangible assets for license and non-competition agreements, which are being amortized over 30 years.

The operating results of Translite Sonoma and Chloride Systems have been included in the Company's consolidated financial statements since the respective dates of acquisition. On an unaudited pro forma basis, assuming these acquisitions had occurred at the beginning of 2000 and 1999, the Company's results would have been:

                               Actual      Pro Forma        Actual     Pro Forma
                                2000          2000           1999          1999
                             ---------------------------------------------------
           Net sales         $1,007,706    $1,035,139    $ 978,302    $1,011,778
           Net income            83,537        83,349       78,963        79,773

The pro forma results do not purport to state exactly what the Company's results of operations would have been had the acquisitions in fact been consummated as of the assumed dates and for the periods presented.

(6) ACQUISITION OF ENTERTAINMENT TECHNOLOGY

On August 31, 2001, the Company acquired the assets of Entertainment Technology, Incorporated ("ET"), a subsidiary of privately held Rosco Laboratories, Inc. of Stamford CT. ET is a manufacturer of entertainment lighting equipment and controls. Products include the Intelligent Power System line of theatrical dimming equipment and the family of Horizon lighting controls. The purchase price of $3,000, minus a holdback of $100 to cover potentially unrealizable inventory, plus the assumption of $622 of liabilities, was funded from cash on hand.

The ET acquisition is accounted for using the purchase method of accounting. The preliminary determination of the excess of the purchase price over the fair market value of net assets acquired (goodwill) of $1,849 is not being amortized, in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations." See note (2) "Summary of Significant Accounting Policies - New Accounting Standards." The determination of the fair market value as reflected in the balance sheet is subject to change, with a final determination no later than one year after the acquisition date. The operating results of ET have been included in the Company's consolidated financial statements since the date of acquisition. The pro forma results and other disclosures required by SFAS No. 141 have not been presented because the acquisition of ET is not considered a material acquisition.

(7)  INCOME TAXES

The results of operations are included in the tax returns of the Members, and, accordingly, no provision has been recognized by the Company for U.S. federal income taxes payable by the Members. The Company's foreign subsidiaries are taxable corporations, and current and deferred taxes are provided on their income. The income tax provision also includes U.S income taxes (primarily state income taxes) of $710 in 2001, $984 in 2000, and $360 in 1999. Cash paid for income taxes was $6,003 in 2001, $6,964 in 2000, and $2,994 in 1999.

(8) LONG-TERM DEBT

Long-term debt at December 31 consisted of the following:

                                                    2001            2000
--------------------------------------------------------------------------------
Revolving credit notes                      $           -      $    8,000
Canadian dollar notes                              16,009          19,015
Industrial revenue bonds                           23,100          18,100
Loan payable to Thomas                                  -          22,287
Capital leases and other                            1,164           1,911
                                            -----------------------------------
                                                  40,273           69,313
Less: current maturities                           3,284            2,661
                                            ------------------------------------
Total long-term debt                         $    36,989        $  66,652
                                            ====================================

GTG has a $150,000 revolving credit agreement (the "Facility") with various banks that matures in 2003. Under the most restrictive borrowing covenant, which is the fixed charge coverage ratio, GTG could incur approximately $28,000 in additional interest charges and still comply with the covenant.

Total borrowings under the Facility as of December 31, 2001 and 2000, were $0 and $8,000, respectively. In addition, at December 31, 2001, GTG had outstanding $42,880 of letters of credit, which reduce the amount available to borrow under the Facility. Outstanding borrowings bear interest at the option of GTG based on the bank's base rate or the LIBOR rate plus a spread as determined by total indebtedness. Based upon December 31, 2001 indebtedness, the spread was 0.375% and the interest rate was 2.3%. The commitment fee on the unused portion of the Facility was 0.125%.

The amount outstanding under the Facility is secured, if requested by the banking group, by liens on domestic accounts receivable, inventories, and machinery and equipment, as well as the investments in certain subsidiaries of GTG. The net book value of assets subject to lien at December 31, 2001 was $325,767.

GTG has $16,009 of borrowings through its Canadian subsidiary Genlyte Thomas Group Nova Scotia ULC. These borrowings will be repaid in installments in each of the next three years. Interest rates on these borrowings can be either the Canadian prime rate or the Canadian LIBOR rate plus a spread of 0.5%. As of December 31, 2001, the weighted average interest rate was 2.6%. These borrowings are backed by the letters of credit mentioned above.

GTG has $23,100 of variable rate demand Industrial Revenue Bonds that mature during 2009 to 2020. As of December 31, 2001, the weighted average interest rate on these bonds was 1.7%. These bonds are backed by the letters of credit mentioned above.

The unsecured loan payable to Thomas accrued interest quarterly based on the 90 day LIBOR rate plus a spread as determined by the Facility. This loan, which would have matured in 2003, was prepaid in whole in November 2001.

Interest  expense  totaled  $4,192 in 2001,  $5,146 in 2000, and $4,879 in 1999.
Offsetting these amounts in the consolidated statements of income were interest income of $493 in 2001, $962 in 2000, and $246 in 1999.

Cash paid for interest on debt was $4,158 in 2001, $3,596 in 2000, and $4,566 in 1999.

The annual maturities of long-term debt are summarized as follows:

         Year ending December 31
         -------------------------------------------------
         2002                                    $   3,284
         2003                                        4,062
         2004                                        9,670
         2005                                          157
         2006                                            -
         Thereafter                                 23,100
                                                 ---------
         Total long-term debt                    $  40,273
                                                 =========

(9) RETIREMENT PLANS

The Company has defined benefit plans that cover certain of its full-time employees. The Company uses September 30 as the measurement date for the retirement plan disclosure. The Company's policy for funded plans is to make contributions equal to or greater than the requirements prescribed by the Employee Retirement Income Security Act. The plans' assets consist primarily of stocks and bonds. Pension costs for all Company defined benefit plans are actuarially computed. The Company also has other defined contribution plans, including those covering certain former Genlyte and Thomas employees.

The amounts included in the accompanying consolidated balance sheets for the U.S. and Canadian defined benefit plans, based on the funded status at September 30 of each year, follow:


                                                               U.S. Plans                        Canadian Plans
                                                           2001            2000               2001            2000
-----------------------------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATIONS
Benefit obligations, beginning                               $ 78,626       $ 73,927            $ 4,658         $ 4,530
Service cost                                                    1,782          1,348                159             169
Interest cost                                                   5,893          5,412                377             359
Benefits paid                                                 (4,990)        (5,179)              (205)           (364)
Member contributions                                                -              -                142             153
Plan amendments                                                   505          1,426                210               -
Curtailment gain                                                    -        (1,146)                  -               -
Actuarial loss                                                  4,205          2,838                430               -
Foreign currency exchange rate change                               -              -              (278)           (189)
                                                     -------------------------------------------------------------------
Benefit obligations, ending                                  $ 86,021       $ 78,626            $ 5,493         $ 4,658
                                                     ===================================================================

CHANGE IN PLAN ASSETS
Plan assets at fair value, beginning                         $ 79,084       $ 73,377            $ 6,403         $ 5,496
Actual return (loss) on plan assets                           (6,734)          7,837              (699)             887
Employer contributions                                          3,729          3,049                299             534
Member contributions                                                -              -                142             153
Benefits paid                                                 (4,990)        (5,179)              (205)           (364)
Foreign currency exchange rate change                               -              -              (298)           (303)
                                                     -------------------------------------------------------------------
Plan assets at fair value, ending                            $ 71,089       $ 79,084            $ 5,642         $ 6,403
                                                     ===================================================================

FUNDED STATUS OF THE PLANS
Plan assets in excess of (less than) benefit
obligations                                                $ (14,932)         $  458             $  150         $ 1,745
Unrecognized transition obligation                                (4)              -               (26)            (30)
Unrecognized actuarial (gain) loss                              7,351       (10,371)                531         (1,139)
Unrecognized prior service cost                                 2,923          2,759                284             102
Contributions subsequent to measurement date
                                                                  222            862                 53              72
                                                     -------------------------------------------------------------------
Net pension asset (liability)                               $ (4,440)      $ (6,292)             $  992          $  750
                                                     ===================================================================

BALANCE SHEET ASSET (LIABILITY)
Accrued pension (liability)                                $ (15,925)     $ (12,728)             $    -          $    -
Prepaid pension cost                                            2,019          4,242                992
                                                                                                                    750
Intangible asset                                                2,765          1,917                  -               -
Accumulated other comprehensive income
                                                                6,701            277                  -               -
                                                     -------------------------------------------------------------------
Net asset (liability) recognized                            $ (4,440)      $ (6,292)             $  992          $  750
                                                     ===================================================================

WEIGHTED AVERAGE ASSUMPTIONS
Discount rate                                                  7.30%        7.75%                   7.10%        7.75%
Rate of compensation increase                                  4.00%        4.00%                   4.00%        4.00%
Expected return on plan assets                                 9.00%        9.00%                   7.75%        7.75%



                                                                                        U.S. Plans
                                                                                 2001            2000           1999
-------------------------------------------------------------------------------------------------------------------------
COMPONENTS OF NET PERIODIC BENEFIT COSTS
Service cost                                                                       $ 1,782          $ 1,348       $2,310
Interest cost                                                                        5,893            5,412        5,358
Expected return on plan assets                                                     (6,585)          (5,898)      (5,536)
Amortization of transition amounts                                                      10              102          181
Amortization of prior service cost                                                     342              220          293
Recognized actuarial (gain) loss                                                     (197)            (295)           60
Net gain due to curtailment and settlement                                               -            (580)            -
                                                                            ---------------------------------------------
Net pension expense of defined benefit plans                                         1,245              309        2,666
Defined contribution plans                                                           3,185            2,665        1,574
Multi-employer plans for certain union employees                                       289              327          274
                                                                            -------------------------------- ------------
Total benefit costs                                                                $ 4,719          $ 3,301       $4,514
                                                                            ================================ ============


                                                                                            Canadian Plans

                                                                                 2001            2000           1999
-------------------------------------------------------------------------------------------------------------------------
COMPONENTS OF NET PERIODIC BENEFIT COSTS
Service cost                                                                         $ 159            $ 169        $ 252
Interest cost                                                                          377              359          339
Expected return on plan assets                                                       (484)            (427)        (368)
Amortization of transition amounts                                                     (3)              (3)          (6)
Amortization of prior service cost                                                      13                7            5
Recognized actuarial (gain) loss                                                      (14)             (10)          (1)
                                                                            ---------------------------------------------
Net pension expense of defined benefit plans                                            48               95          221
Defined contribution plans                                                             284              196          152
                                                                            ---------------------------------------------
Total benefit costs                                                                  $ 332            $ 291        $ 373
                                                                            =============================================


A summary of the plans in which benefit obligations and accumulated benefit obligations exceed fair value of assets follows:
                                                    2001            2000
--------------------------------------------------------------------------------

Benefit obligation                                 $79,594           $13,230
Accumulated benefit obligation                      76,677            13,230
Plan assets at fair value                           63,687             9,929

Effective January 1, 2000 the Company froze the defined benefit plan of certain U.S. salaried employees. This resulted in a curtailment credit of $603, which was a reduction of net pension expense in 2000. These employees are eligible for Company matching on their 401(k) contributions as well as being participants in the GTG Retirement Savings and Investment defined contribution plan.

(10)  POST-RETIREMENT BENEFIT PLANS

The Company provides post-retirement medical and life insurance benefits for certain retirees and employees, and accrues the cost of such benefits during the service lives of such employees. The amounts included in the accompanying consolidated balance sheets for the post-retirement benefit plans, based on the funded status at September 30 of each year, follow:

                                                    2001            2000
--------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATIONS
Benefit obligations, beginning                      $ 4,019          $ 4,151
Service cost                                             46               36
Interest cost                                           358              303
Benefits paid                                         (403)            (472)
Actuarial loss                                        1,010                1
                                             --------------------------------
Benefit obligations, ending                         $ 5,030          $ 4,019
                                             ================================

FUNDED STATUS OF THE PLANS
Plan assets less than benefit obligations          $(5,030)         $(4,019)
Unrecognized actuarial loss                           1,512              564
                                             --------------------------------
Accrued liability                                  $(3,518)         $(3,455)
                                             ================================

Employer contributions                               $  403           $  472
Benefits paid                                    $    (403)          $ (472)


                                                 2001        2000      1999
--------------------------------------------------------------------------------
COMPONENTS OF NET PERIODIC BENEFIT COSTS
Service costs                                    $   46       $   36     $   39
Interest costs                                      358          303        294
Recognized actuarial loss                            62           10          -
                                             -----------------------------------
Net expense of post-retirement plans             $  466       $  349    $   333
                                             ===================================

The assumed discount rate used in measuring the obligations was 7.30% as of September 30, 2001 and 7.75% as of September 30, 2000. The assumed health care cost trend rate for 2001 was 10%, declining to 5.5% in 2006. A one-percentage-point increase or decrease in the assumed health care cost trend rate for each year would increase or decrease the obligation at September 30, 2001 by approximately $360, and the 2001 post-retirement benefit expense by approximately $33.

(11)  ACCRUED EXPENSES

Accrued expenses at December 31 consisted of the following:

                                                            2001          2000
-------------------------------------------------------------------------------
Employee related costs and benefits                      $27,881       $30,038
Advertising and sales promotion                            8,635        10,018
Income and other taxes payable                             4,144         4,448
Other accrued expenses                                    24,746        26,473
                                                   ----------------------------
Total accrued expenses                                   $65,406       $70,977
                                                   ============================

(12)  LEASE COMMITMENTS

The Company rents office space, equipment, and computers under non-cancelable operating leases. Rental expenses for operating leases amounted to $9,128 in 2001, $7,764 in 2000, and $6,184 in 1999. Offsetting the rental expenses were sublease rentals of $303 in 2001, $139 in 2000, and $233 in 1999. Two divisions of the Company also rent manufacturing and computer equipment and software under agreements that are classified as capital leases. Future required minimum lease payments as of December 31, 2001 were as follows:

                                                    Operating            Capital
                                                      Leases              Leases
         -----------------------------------------------------------------------

         2002                                             $ 6,690          $ 400
         2003                                               4,638            204
         2004                                               3,092            149
         2005                                               2,136            127
         2006                                               1,496              -
         Thereafter                                         7,102              -
                                                   -----------------------------
         Total minimum lease payments                     $25,154          $ 880
                                                   ================
         Less amount representing interest                                    99
                                                                   -------------
         Present value of minimum lease payments                           $ 781
                                                                   =============

Total minimum lease payments on operating leases have not been reduced by minimum sublease rentals of $1,063 due in the future under non-cancelable subleases.

In 2000, GTG entered into a $1.3 million bridge synthetic lease agreement to finance the land for a manufacturing facility in San Marcos, Texas. GTG is currently negotiating a new synthetic lease agreement for $20 million to finance construction of a 300,000 square foot facility. As of December 31, 2001, approximately $1.2 million had been advanced under the bridge agreement. However, construction is being delayed at the election of management, pending improvement in the economic outlook and forecast sales volume. In the event that the synthetic lease agreement is not completed and entered into, the bridge lease shall expire and GTG shall, at its option, either purchase the land and reimburse the lessor for its costs associated with the land's purchase, or just reimburse the lessor for its costs. A synthetic lease is accounted for as an operating lease.

(13)  CONTINGENCIES

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

(14)  ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated  other  comprehensive   income  at  December  31  consisted  of  the
following:

                                                            2001           2000
--------------------------------------------------------------------------------
Minimum pension liability                               $(6,701)        $ (277)
Foreign currency translation adjustments                 (2,375)          1,152
                                                   -----------------------------
Total accumulated other comprehensive income            $(9,076)         $  875
                                                   =============================

(15)  RELATED-PARTY TRANSACTIONS

The Company in the normal course of business has transactions with Genlyte and Thomas. These transactions consist primarily of interest payments to Thomas under the loan discussed in note (8) "Long-term Debt" and reimbursement for shared corporate expenses such as rent, office services, professional services, and shared personnel. In addition, while the distributions to Members discussed in note (3) "Formation of Genlyte Thomas Group LLC" are paid to Thomas entirely in cash, such distributions are not paid to Genlyte entirely in cash. Portions are still owed and have been recorded as related-party payables to Genlyte or Genlyte Canadian Holdings, LLC, a wholly-owned subsidiary of Genlyte. These payables bear interest at a rate of 2.0% at December 31, 2001.

Related-party   receivables  and  payables  at  December  31  consisted  of  the following:

                                                          2001             2000
         -----------------------------------------------------------------------
         Receivable from Genlyte                       $   -         $ 1,204
                                                    ----------------------------

         Payable to Genlyte                            $ 4,628       $    -
         Payable to Genlyte Canadian Holdings, LLC      15,040         6,823
         Payable to Thomas                                  37           199
                                                    ----------------------------
             Total related-party payables             $ 19,705       $ 7,022
                                                    ============================

  For the years ended December 31 the Company had the following related-party transactions:

                                                      2001        2000   1999
         -----------------------------------------------------------------------
         Payments to Thomas for:
             Interest under the loan agreement       $1,012      $1,543   $1,281
             Reimbursement of corporate expenses        387         515      496
         Payments from Genlyte for:
              Reimbursement of corporate expenses       111         103       36

(16)  SEGMENT REPORTING

The Company's reportable operating segments include the Commercial Segment, the Residential Segment, and the Industrial and Other Segment. Intersegment sales are eliminated in consolidation and therefore are not presented in the table below. Corporate assets and expenses are allocated to the segments. Information about the Company's segments as of and for the years ended December 31 follows:


                                                                                          Industrial
2001                                                  Commercial       Residential         and Other        Total
----------------------------------------------------------------------------------------------------------------------
Net sales                                                  $712,662        $134,269         $138,245        $ 985,176
Operating profit                                             69,405          13,219           11,958           94,582
Assets                                                      454,569          89,605           74,947          619,121
Depreciation and amortization                                20,564           3,692            3,916           28,172
Expenditures for plant & equipment                           15,634           1,663            2,953           20,250

                                                                                          Industrial
2000                                                  Commercial       Residential         and Other        Total
----------------------------------------------------------------------------------------------------------------------
Net sales                                                  $724,350        $137,838         $145,518      $ 1,007,706
Operating profit                                             69,114          11,083           14,006           94,203
Assets                                                      437,678          89,419           87,295          614,392
Depreciation and amortization                                18,197           3,739            3,728           25,664
Expenditures for plant & equipment                           20,389           3,424            4,610           28,423

                                                                                         Industrial
1999                                                Commercial          Residential        and Other        Total
--------------------------------------------------------------------------------------------------------------------
Net sales                                                  $689,167        $145,040         $144,095        $ 978,302
Operating profit                                             67,134           8,042           13,261           88,437
Assets                                                      376,343          92,291           84,797          553,431
Depreciation and amortization                                16,595           3,532            3,708           23,835
Expenditures for plant & equipment                           14,399           3,023            3,092           20,514





(17)  GEOGRAPHICAL INFORMATION

The Company has operations throughout North America. Foreign amounts represent primarily Canada and some Mexico. Information about the Company's operations by geographical area as of and for the years ended December 31 follows:


2001                                                                   U.S.             Foreign                Total
-----------------------------------------------------------------------------------------------------------------------
Net sales                                                              $836,754          $148,422             $ 985,176
Operating profit                                                         77,740            16,842                94,582
Assets                                                                  485,276           133,845               619,121
Depreciation and amortization                                            22,019             6,153                28,172
Expenditures for plant & equipment                                       14,451             5,799                20,250

2000                                                                   U.S.            Foreign                 Total
------------------------------------------------------------------------------------------------------------------------
Net sales                                                              $870,209          $137,497            $1,007,706
Operating profit                                                         78,011            16,192                94,203
Assets                                                                  482,812           131,580               614,392
Depreciation and amortization                                            19,749             5,915                25,664
Expenditures for plant & equipment                                       19,923             8,500                28,423

1999                                                                   U.S.            Foreign                 Total
------------------------------------------------------------------------------------------------------------------------
Net sales                                                              $855,199          $123,103             $ 978,302
Operating profit                                                         75,295            13,142                88,437
Assets                                                                  418,729           134,702               553,431
Depreciation and amortization                                            19,178             4,657                23,835
Expenditures for plant & equipment                                       16,506             4,008                20,514


                                 EXHIBIT INDEX


Exhibit No.                    Exhibit                           Page
----------                     -------                           ----


    13                Certain portions of the Company's 2001
                      Annual Report to Shareholders as
                      specified in Parts I and II hereof to
                      be incorporated by reference in this
                      Annual Report on Form 10-K                  43

    21                Subsidiaries of the Registrant              87

    23(a)             Consent of Arthur Andersen LLP              88

    23(b)             Consent of Ernst & Young LLP                89

    23(c)             Consent of Arthur Andersen LLP              90