Form 10-Q
period 2002-03-31
THOMAS INDUSTRIES INC
filed 2002-05-03
CIK 97886

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [ X ]

For the quarterly period ended:              March 31, 2002
                               -------------------------------------------------



                         Commission File Number 1-5426.
                          -----------------------------



                              THOMAS INDUSTRIES INC.
--------------------------------------------------------------------------------

            (Exact name of registrant as specified in its charter)


            Delaware                                         61-0505332
----------------------------------------            ----------------------------
    (State or other jurisdiction of                       (IRS Employer
     incorporation or organization)                    Identification No.)


4360 Brownsboro Road, Louisville, Kentucky                    40207
------------------------------------------          ----------------------------
  (Address of principal executive office)                  (Zip Code)


Registrant's telephone number, including area code:        502/893-4600
                                                    ----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of shares outstanding of issuer's Common Stock, $1 par value, as of April 29, 2002, was 15,276,114 shares.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)


                     THOMAS INDUSTRIES INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (In Thousands Except Amounts Per Share)

                                                            Three Months Ended
                                                                 March 31
                                                                 --------


                                                               2002        2001
                                                               ----        ----


Net sales                                                    $ 46,057    $49,696
Cost of products sold                                          29,162     31,395
                                                             --------    -------
Gross profit                                                   16,895     18,301

Selling, general, and
  administrative expenses                                      10,833     11,384
Equity income from Lighting                                     6,002      5,061
                                                             --------    -------
Operating income                                               12,064     11,978
Interest expense                                                  619        942
Interest income and other                                         242        612
                                                             --------    -------
Income before income taxes                                     11,687     11,648
Income taxes                                                    4,266      4,368
                                                             --------    -------
Net income                                                    $ 7,421    $ 7,280
                                                             ========    =======
Net income per share:
  Basic                                                         $ .49      $ .48
  Diluted                                                       $ .47      $ .47

Dividends declared per share:                                   $.085      $.085

Weighted average number of shares outstanding:
  Basic                                                        15,243     15,117
  Diluted                                                      15,762     15,620



See notes to condensed consolidated financial statements.

                     THOMAS INDUSTRIES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                                      (Unaudited)
                                                        March 31     December 31
                                                         2002            2001*
                                                         ----            ----
ASSETS
Current assets
  Cash and cash equivalents                            $  21,094      $  29,500
  Accounts receivable, less allowance
       (2002--$1,122; 2001--$1,103)                       23,343         21,026
  Inventories:
       Finished products                                   6,572          6,311
       Raw materials                                      10,925         10,882
       Work in process                                     3,672          3,503
                                                       ---------      ---------
                                                          21,169         20,696
  Deferred income taxes                                    2,689          2,497
  Other current assets                                     2,712          2,442
                                                       ---------      ---------
                            Total current assets          71,007         76,161
Investment in GTG                                        185,306        179,219
Property, plant, and equipment                            93,146         92,378
  Less accumulated depreciation and amortization         (54,297)       (52,608)
                                                       ---------      ---------
                                                          38,849         39,770
Goodwill                                                   9,164          9,244
Other intangible assets - less accumulated
  amortization                                               476            427
Other assets                                               2,175          1,893
                                                       ---------      ---------
                                    Total assets       $ 306,977      $ 306,714
                                                       =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Accounts payable                                      $   6,530      $   6,861
 Accrued expenses and other current liabilities           11,009         11,738
 Dividends payable                                         1,296          1,295
 Income taxes payable                                      5,685          2,501
 Current portion of long-term debt                         7,788          7,788
                                                       ---------      ---------
                       Total current liabilities          32,308         30,183
Deferred income taxes                                      5,441          5,349
Long-term debt (less current portion)                     17,194         24,938
Other long-term liabilities                                8,300          8,531
                                                       ---------      ---------
                               Total liabilities          63,243         69,001

Shareholders' equity
  Preferred Stock, $1 par value,
    3,000,000 shares authorized--none issued                --             --
  Common Stock, $1 par value, shares authorized:
    60,000,000;  Shares issued: 2002--17,881,875
                                2001--17,855,511          17,882         17,856
  Capital surplus                                        114,735        114,342
  Deferred compensation                                      783            739
  Treasury stock held for deferred compensation             (783)          (739)
  Retained earnings                                      164,286        158,161
  Accumulated other comprehensive income (loss)          (14,712)       (14,189)
  Less cost of treasury shares: 2,622,339 shares         (38,457)       (38,457)
                                                       ---------      ---------
                      Total shareholders' equity         243,734        237,713
                                                       ---------      ---------
      Total liabilities and shareholders' equity       $ 306,977      $ 306,714
                                                       =========      =========

*Derived from the audited December 31, 2001, consolidated balance sheet. See notes to condensed consolidated financial statements.

                     THOMAS INDUSTRIES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in Thousands)

                                                            Three Months Ended
                                                                 March 31
                                                            --------------------
                                                              2002      2001

Operating activities:
  Net income                                              $  7,421     $  7,280
  Adjustments to reconcile net income to net
    cash (used in)/provided by operating activities:
         Depreciation                                        2,023        2,018
         Amortization                                         --            122
         Deferred income taxes                                 (78)        (334)
         Equity income from GTG                             (6,002)      (5,590)
         Amortization of excess investment in GTG             --            529
         Other items                                            27           24
         Changes in operating assets and liabilities:
             Accounts receivable                            (2,456)      (2,720)
             Inventories                                      (616)      (1,074)
           Accounts payable                                   (307)          19
             Income taxes payable                            3,207        2,645
             Accrued expenses and other liabilities           (890)      (2,170)
             Other                                            (612)        (834)
                                                          --------     --------
Net cash provided by (used in) operating activities          1,717          (85)

Investing activities:
  Purchases of property, plant and equipment                (1,275)      (2,596)
  Sale of property, plant and equipment                         86           10
                                                          --------     --------
Net cash used in investing activities                       (1,189)      (2,586)

Financing activities:
  Proceeds from notes payable to banks, net                   --          5,750
  Payments on long-term debt                                (7,744)      (7,744)
  Treasury stock purchased                                    --            (67)
  Dividends paid                                            (1,295)      (1,129)
  Stock options exercised                                      304          854
                                                          --------     --------
Net cash used in financing activities                       (8,735)      (2,336)
Effect of exchange rate change                                (199)        (646)
                                                          --------     --------

Net decrease in cash and cash equivalents                   (8,406)      (5,653)

Cash and cash equivalents at beginning of period            29,500       13,941
                                                          --------     --------

Cash and cash equivalents at end of period                $ 21,094     $  8,288
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

The results of operations for the three-month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.



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




Note C - Comprehensive Income
-----------------------------

Reconciliation of net income to comprehensive income for the periods indicated follows.

(In Thousands)
For the three months ended March 31:                       2002           2001
                                                           ----           ----

       Net income                                         $7,421         $7,280
       Foreign currency translation                         (523)        (3,133)
                                                          ------         ------
       Comprehensive income                               $6,898         $4,147
                                                          ======         ======

Note D - Net Income Per Share
-----------------------------

The computation of the numerator and denominator in computing basic and diluted net income per share follows:

    (In Thousands)                                          Three Months Ended
                                                                 March 31
                                                                 --------

                                                            2002           2001
                                                            ----           ----
Numerator:
    Net income                                            $ 7,421        $ 7,280

Denominator:
    Weighted average shares outstanding                    15,243         15,117

  Effect of dilutive securities:
     Director and employee stock options                      482            486
     Employee performance shares                               37             17
                                                          -------        -------
     Dilutive potential common shares                         519            503
                                                          -------        -------
     Denominator for diluted earnings per
       share--adjusted weighted average
      shares and assumed conversions                       15,762         15,620
                                                           ======         ======

Note E - Segment Disclosures
----------------------------
                                                         Three Months Ended
    (In Thousands)                                            March 31
                                                              --------
                                                         2002            2001
Total net sales including
  intercompany sales
       Pump and Compressor                            $ 51,957         $ 56,482

Intercompany sales
       Pump and Compressor                            $ (5,900)        $ (6,786)
                                                      --------         --------
Net sales to unaffiliated customers
       Pump and Compressor                            $ 46,057         $ 49,696
                                                      ========         ========

Operating income
       Pump and Compressor                            $  7,547         $  8,543
       Lighting*                                         6,002            5,061
       Corporate                                        (1,485)          (1,626)
                                                      --------         --------
                                                      $ 12,064         $ 11,978
                                                      ========         ========

*Three months ended March 31 consists of equity income of $6,053 in 2002 and $5,642 in 2001 from our 32% interest in the joint venture, Genlyte Thomas Group LLC (GTG), less $529 of amortization in 2001 of Thomas' excess investment and less $51 in 2002 and $52 in 2001, related to expense recorded for Thomas Industries stock options issued to GTG employees.

Note F - Goodwill and Other Intangible Assets
---------------------------------------------

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" (SFAS
141) and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). These statements established new accounting and reporting standards for business combinations and associated goodwill and intangible assets. SFAS 141, effective July 1, 2001, eliminates the pooling of interest method of accounting and amortization of goodwill for business combinations initiated after June 30, 2001. SFAS 142, effective January 1, 2002, requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. During the first phase of implementing SFAS 142, the Company was required to identify its reporting units and to determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of December 31, 2001. Based upon a discounted cash flow analysis, the Company concluded that the fair value of its reporting units containing goodwill exceeded the carrying value. As a result, no impairment loss was recorded or recognized as a cumulative effect of a change in accounting principle. The Company is required to perform additional impairment tests on an annual basis prior to the issuance of the annual financial statements.

The following table provides comparative earnings and earnings per share had the non-amortization provisions of SFAS 142 been adopted for all periods presented:

                                                        For Three Months Ended
                                                              March 31
                                                              --------
(Thousands of dollars, except per share data)             2002        2001
                                                          ----        ----

Reported net income                                       $7,421    $7,280

Add back: Pump and Compressor (P & C)
          goodwill amortization, net of tax                 --          96

Add back: Amortization of excess
          investment in GTG, net of tax                     --         414

Add back: Amortization for GTG, net of tax                  --         327
Adjust:   Intangible amortization, net                      --           1
                                                          ------    ------
Adjusted net income                                       $7,421    $8,118
                                                          ======    ======

Basic earnings per share:
       Reported net income                                $  .49    $  .48
       P & C goodwill amortization                          --        --
       Amortization of excess investment in GTG             --         .03
       GTG amortization                                     --         .02
       Intangible amortization                              --        --
                                                          ------    ------
       Adjusted net income                                $  .49    $  .54
                                                          ======    ======

Diluted earnings per share:
       Reported net income                                $  .47    $  .47
       P & C goodwill amortization                          --        --
       Amortization of excess investment in GTG             --         .03
       GTG amortization                                     --         .02
       Intangible amortization                              --        --
                                                          ------    ------
       Adjusted net income                                $  .47    $  .52
                                                          ======    ======

All other intangible assets have definite lives and are being amortized. In accordance with FASB 142, the Company evaluated the remaining useful lives of intangible assets as of January 1, 2002, and where appropriate, revisions to the remaining period of amortization were made. Balances at March 31, 2002 and December 31, 2001 are stated in thousands of dollars on the following table.

                   March 31, 2002                    December 31, 2001
            ----------------------------       -----------------------------
                   Gross                              Gross
                  Carrying   Accumulated            Carrying  Accumulated
            Life   Amount   Amortization       Life   Amount  Amortization
            ----   ------   ------------       ----   ------  ------------

Licenses   18-19    $435        $43            5-20    $437        $38
Patents    10-20      80         16            5-20      23         16
Other        10       31         11             40       31         10
                    ----       ----                    ----        ---
Total               $546        $70                    $491        $64
                    ====        ===                    ====        ===

The total intangible amortization expense for the quarters ended March 31, 2002 and 2001 were $6 and $8, respectively.

The estimated amortization expense stated in thousands of dollars for the next five fiscal years beginning January 1, 2002 is as follows:

For the year ended December 31, 2002:                                $25
For the year ended December 31, 2003:                                $27
For the year ended December 31, 2004:                                $27
For the year ended December 31, 2005:                                $27
For the year ended December 31, 2006:                                $27

The total change in goodwill from December 31, 2001 to March 31, 2002, was related to exchange rate fluctuation and was all associated with goodwill in the Pump and Compressor Segment.

Note G - Genlyte Thomas Group LLC
---------------------------------

The following table contains certain unaudited financial information for the Joint Venture.
                            Genlyte Thomas Group LLC
                         Condensed Financial Information
                             (Dollars in Thousands)

                                                  (Unaudited)
                                                   March 31         December 31
                                                     2002              2001
                                                     ----              ----
       GTG balance sheets:
          Current assets                           $356,561           $343,044
          Long-term assets                          273,809            276,077
          Current liabilities                       161,403            170,545
          Long-term liabilities                      63,947             62,573

                                                                Three Months
                                                                Ended March 31
                                                                --------------
                                                               2002       2001
                                                               ----       ----
       GTG income statements (unaudited):
          Net sales                                         $232,026   $244,101
          Gross profit                                        80,220     84,653
          Earnings before interest and taxes                  21,083     19,929
          Net income(1)                                       18,916     17,632

    Amounts recorded by Thomas Industries Inc.:
          Equity income from GTG(2)                         $  6,053    $ 5,642
          Stock option expense                                   (51)       (52)
       Amortization of excess investment(3)                      -         (529)
                                                               -----       ----
          Equity income reported by Thomas                  $  6,002    $ 5,061
                                                             =======    ========

(1) Quarter ended March 31, 2002 includes a $1.3 million favorable impact from the non-amortization provisions of FASB 142.

(2) Quarter ended March 31, 2002 includes a $.4 million favorable impact from the non-amortization provisions of FASB 142.

(3) Quarter ended March 31, 2002 includes a $.5 million favorable impact from the non-amortization provisions of FASB 142.


Note H - New Accounting Pronouncements
--------------------------------------

FASB No. 141 and 142 are discussed in Note F above.

The FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), dated August 2001. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the acounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The Company adopted the provisions of SFAS 144, as of January 1, 2002, which did not have an impact on our financial position and results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates
------------------------------------------

Thomas' discussion and analysis of its financial condition and results of operations are based upon Thomas' consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. When preparing these consolidated financial statements, the Company is required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company evaluates its estimates, including, but not limited to, those related to product warranties, bad debts, inventories, equity investments, income taxes, pensions and other post-retirement benefits, contingencies, and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

In response to the Securities and Exchange Commission's (SEC) Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies", the Company identified the following critical accounting policies which affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. Based on the SEC's suggestions, included with the accounting policies are potential adverse results which could occur if different assumptions or conditions were to prevail.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Thomas' customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Thomas provides for the estimated cost of product warranties. While the Company engages in extensive product quality programs and processes, should actual product failure rates differ from estimates, revisions to the estimated warranty liability would be required. Thomas writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Thomas  holds a 32 percent  minority  interest in the Genlyte  Thomas  Group LLC
(GTG) joint venture, which comprises Thomas' lighting segment and is accounted for using the equity method. If future adverse changes in market conditions or poor operating results of GTG occurred, it could result in losses or an inability to recover the carrying value of the Company's investment, thereby possibly requiring an impairment charge in the future. GTG's critical accounting policies are determined separately by The Genlyte Group Incorporated, which owns 68 percent of GTG and consolidates the GTG results.

Results of Operations
---------------------

The Company's net income was $7.4 million in the first quarter ended March 31, 2002, compared to $7.3 million in the first quarter ended March 31, 2001. The first quarter of 2002 was positively impacted by the change in accounting for goodwill required by SFAS No. 142, which was effective January 1, 2002, and eliminated the recording of goodwill amortization. Compared to the previous year's first quarter, this change in accounting increased net income by $.8 million, or 5 cents per share. Excluding this impact for the accounting change, net income in the quarter ended March 31, 2002, would have decreased 9.6% from the previous year's first quarter, primarily due to lower sales and operating income in the Pump and Compressor Segment, which is discussed below.

PUMP AND COMPRESSOR SEGMENT
Net sales during the first quarter ended March 31, 2002, decreased 7.3% to $46.1 million compared to $49.7 million for the first quarter of 2001. Our North American operations continued to experience weak sales compared to the prior year's period. The European operations also had a decrease in sales compared to the 2001 first quarter, partly due to exchange rate impacts and to softness in the North American market. The Asia Pacific operations showed improved sales, despite weakening local currencies. Overall, first quarter sales would have increased an additional 1.6% if measured in constant exchange rates.

Operating income for the first quarter ended March 31, 2002, was $7.5 million or 11.7% lower than the prior year amount of $8.5 million. The 2002 results were positively impacted by $.1 million, due to the accounting change for goodwill amortization. The overall decline was due to several factors including sales volume shortfall, unfavorable manufacturing variances due to lower plant utilization and unfavorable exchange rate effects. Excluding the impact of the accounting change for goodwill amortization, gross margins decreased to 36.4% compared to 36.8%, for first quarter 2002 versus 2001. SG&A expenses decreased 4.2% from 2001 to 2002 for the first quarter. Most of the SG&A decrease came in the selling expense area while engineering and administrative expenses decreased only slightly.

LIGHTING SEGMENT
The Lighting Segment (GTG Joint Venture) results increased 18.6% to $6.0 million in the first quarter of 2002, compared to $5.1 million in the same period in 2001. The 2002 results were positively impacted by $.9 million, due to the accounting change for goodwill amortization. This $.9 million impact includes $.5 million related to amortization of Thomas' excess investment and $.4 million, which represents Thomas' 32% interest in GTG's $1.3 million of goodwill amortization in 2001. Therefore, excluding the impact from the accounting change, GTG's earnings were flat for the first quarter 2002 compared to 2001, while sales decreased 4.9% for the same periods. GTG's sales shortfall was primarily in the commercial business while earnings benefited from aggressive cost control programs.

At any time on or after January 31, 2002, Thomas has the right (a "put right"), but not the obligation, to require the Joint Venture (GTG) to purchase all, but not less than all, of Thomas' ownership interest in GTG at the applicable purchase price. The purchase price shall be equal to the "Fair Market Value" of GTG multiplied by Thomas' ownership percentage in GTG. The "Fair Market Value" means the value of the total interests in GTG computed as a going concern, including the control premium. Further explanation can be found in our Joint Proxy Statement dated July 23, 1998, which is on file with the Securities and Exchange Commission. The Company will continue to review alternatives with respect to the GTG put right.

CORPORATE
As noted in the Segment Disclosure footnote, consolidated operating income includes corporate expenses. Corporate expenses decreased to $1.5 million in the quarter of 2002, compared to $1.6 million in the same period last year. This decline was primarily due to headcount and cost reductions initiated in the last half of 2001.

Interest expense for the 2002 first quarter was $.6 million compared to $.9 million for the first quarter of 2001. The reduction in the first quarter period was primarily related to the $7.7 million payment of long-term debt on January 31, 2002, which carried a 9.36% annual interest rate, as well as higher short-term and other long-term borrowing levels in 2001.

Interest income and other for the 2002 first quarter was $.2 million compared to $.6 million for the first quarter of 2001. The decrease was primarily related to a $22.3 million note receivable with GTG, from which the Company received interest income in the first quarter of 2001. GTG paid off this $22.3 million note in November 2001 and the Company used some of these proceeds to partially pay down long-term debt.

Income tax provisions were $4.3 million and $4.4 million for the first quarter 2002 and 2001, respectively. Effective tax rates were 36.5% for the 2002 first quarter and 37.5% for the same period in 2001. The decline in the effective tax rate was primarily due to the accounting change related to goodwill amortization.

Liquidity and Sources of Capital
--------------------------------

Cash and cash equivalents decreased $8.4 million to $21.1 million at March 31, 2002, compared to $29.5 million at December 31, 2001. This decrease was primarily related to the $7.7 million long-term debt payment on January 31, 2002. Cash flows provided by operations in the first quarter of 2002 were $1.7 million compared to cash flows used in operations of $.1 million in the first quarter of 2001. The increase in cash flows were primarily related to lower payments for income taxes and accrued liabilities in the first quarter of 2002 compared to 2001. Our first quarter net cash from operating activities has historically been relatively low since the formation of the GTG joint venture. The Company receives no distributions from GTG until after the first quarter of each year. In accordance with the joint venture agreement, the Company does receive periodic reimbursements of income taxes beginning in the second quarter and also receives a $3.0 million dividend in the fourth quarter of each year.

Dividends paid in the first quarter of 2002 were $1.3 million or $.085 per share. The 2001 first quarter dividends paid were $1.1 million or $.075 per share. The Company increased its quarterly dividend per share from $.075 to $.085, effective with the April 1, 2001 dividend.

As of March 31, 2002, the Company had standby letters of credit totaling $4.5 million with expiration dates during 2002. The Company anticipates that these letters of credit will be renewed at their expiration dates.

The Company announced in December 1999 that it planned to repurchase, from time to time depending on market conditions and other factors, up to 15 percent, or 2,373,000 shares, of its outstanding Common Stock in the open market or through privately negotiated transactions at the prevailing market prices. During the first quarter of 2002, no purchases were made. Through March 31, 2002, the Company has purchased, on a cumulative basis, 879,189 shares at a cost of $17.3 million, or an average cost of $19.72 per share. The Company plans to fund any purchase of Company stock through a combination of cash flows generated from operating activities and uncommitted borrowing arrangements.

Working capital decreased from $46.0 million at December 31, 2001, to $38.7 million at March 31, 2002, primarily due to the $7.7 million long-term debt payment.
                                           March 31         December 31
                                          ------------------------------
Dollars in Thousands
                                             2002                 2001
                                          ------------------------------

Working capital                            $38,699              $45,978
Current ratio                                 2.20                 2.52
Long-term debt, less current portion       $17,194              $24,938
Long-term debt to total capital               6.6%                 9.5%

Certain loan agreements of the Company include restrictions on working capital, operating leases, tangible net worth, and the payment of cash dividends and stock distributions. Under the most restrictive of these arrangements, retained earnings of $87.5 million are not restricted at March 31, 2002. Thomas is in compliance with all covenants or other requirements set forth in its borrowing agreements. In the event of non-compliance or if Thomas prepays the debt, then Thomas would incur a penalty. At March 31, 2002, the prepayment penalty would have been approximately $2.5 million on a pre-tax basis.

As of March 31, 2002, the Company had no short-term borrowing arrangements. Thomas currently expects to fund expenditures for capital requirements as well as liquidity needs from a combination of available cash balances, internally generated funds, and, if necessary, short-term financing arrangements. The Company does not have any bank committed lines of credit and management believes, if short-term borrowings were needed to support the sales growth of the business, that competitive financing could be obtained given the current financial position of the Company. Cash in excess of operating requirements will continue to be invested in high grade, short-term securities.

As disclosed in the footnotes to the consolidated financial statements, the Company does have a 32 percent interest in the GTG joint venture, which is accounted for using the equity method, and therefore, is an unconsolidated entity. At March 31, 2002 and December 31, 2001, except as described above, management was aware of no relationships with any other unconsolidated entities, financial partnerships, structured finance entities, or special purpose entities which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Forward-Looking Statements
--------------------------
The Company makes forward-looking statements from time to time and desires to take advantage of the "safe harbor" which is afforded such statements under the Private Securities Litigation Reform Act of 1995 when they are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward-looking statements.

The statements contained in the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as other statements contained in this Form 10-Q and statements contained in future filings with the Securities and Exchange Commission and publicly disseminated press releases, and statements which may be made from time to
time  in  the  future  by  management  of  the  Company  in   presentations   to
shareholders, prospective investors, and others interested in the business and financial affairs of the Company, which are not historical facts, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Any projections of financial performances or statements concerning expectations as to future developments should not be construed in any manner as a guarantee that such results or developments will, in fact, occur. There can be no assurance that any forward-looking statement will be realized or that actual results will not be significantly different from that set forth in such forward-looking statement. In addition to the risks and uncertainties of ordinary business operations, the forward-looking statements of the Company referred to above are also subject to the following risks and uncertainties:

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

o The Pump and Compressor Segment operates in a market where technology improvements and the introduction of products for new applications are necessary for future growth. The Company could experience difficulties or delays in the development, production, testing, and marketing of new products. As an original equipment supplier, the Company's results of operations are directly affected by the success of its customers' products.

o The Pump and Compressor Segment has several key customers, none of which are 10% or more of our consolidated sales. However, the loss of any of these key customers could have a negative affect on the Company's results.

o On an annual basis, the Company negotiates renewals for property, casualty, workers compensation, general liability, product liability, and health insurance coverages. Due to conditions within these insurance markets and other factors beyond the Company's control, future coverages and the amount of the related premiums could have a negative affect on the Company's results.

o The Pump and Compressor Segment has the leading market share in the oxygen concentrator Original Equipment Manufacturers (OEM) market worldwide. The Company's market share could be reduced significantly due to a competitor, the vertical integration by our customers, or new technology replacing compressed air in oxygen concentrators. The loss of market share in the oxygen concentrator OEM market could have a significant affect on the Company's results.

o GTG, which comprises the Company's Lighting Segment, participates in a highly competitive market that is dependent on the level of residential, commercial, and industrial construction activity in North America. Changes in interest rates, consumer preferences, office and plant occupancy rates, and acceptance of new products affect the Lighting Segment.

o As the Company's business continues to expand outside the United States, the Company could experience changes in its ability to obtain or hedge against currency exchange rates and fluctuations in those rates. The Company could also be affected by nationalizations; unstable governments, economies, or legal systems; terrorist attacks; or inter-governmental disputes. These currency, economic, and political uncertainties may affect the Company's results.

The forward-looking statements made by the Company are based on estimates that the Company believes are reasonable. This means that the Company's actual results could differ materially from such estimates and expectations as a result of being positively or negatively affected by the factors as described above, as well as other unexpected, unanticipated, or unforeseen factors.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

The Company's long-term debt bears interest at fixed rates, with the exception of the $1.25 million Industrial Revenue Bond that accrues interest at a variable rate. Short-term borrowings are priced at variable interest rates. The Company's results of operations and cash flows, therefore, would only be affected by interest rate changes to the extent of variable rate debt. At March 31, 2002, only the $1.25 million Industrial Revenue Bond was outstanding. A 100 basis point movement in the interest rate on the $1.25 million bond would result in an $12,500 annualized effect on interest expense and cash flows.

The Company also has short-term investments, included in cash equivalents, of $20.2 million as of March 31, 2002 that bear interest at variable rates. Therefore, a 100 basis point movement in the interest rate would result in an approximate $202,000 annualized effect on interest income and cash flows.

The fair value of the Company's long-term debt is estimated based on current interest rates offered to the Company for similar instruments. A 100 basis point movement in the interest rate would result in an approximate $425,000 annualized effect on the fair value of long-term debt.

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

                  3(b) Bylaws, as amended April 18, 2002.

         (b)      No reports on Form 8-K were filed during the quarter.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   THOMAS INDUSTRIES INC.
                                             -----------------------------------
                                                        Registrant



                                                /s/ Phillip J. Stuecker
                                             -----------------------------------
                                             Phillip J. Stuecker, Vice President
                                                 and Chief Financial Officer

Date    May 2, 2002
    -------------------