Form 10-Q
period 2002-06-30
THOMAS INDUSTRIES INC
filed 2002-08-14
CIK 97886

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [ X ]

For the quarterly period ended:              June 30, 2002
                               -------------------------------------------------


                         Commission File Number 1-5426.
                         ------------------------------



                              THOMAS INDUSTRIES INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Delaware                                        61-0505332
------------------------------------------             ---------------------
    (State or other jurisdiction of                       (IRS Employer
     incorporation or organization)                    Identification No.)


4360 Brownsboro Road, Louisville, Kentucky                    40207
------------------------------------------             -------------------------
  (Address of principal executive office)                  (Zip Code)


Registrant's telephone number, including area code:        502/893-4600
                                                       -------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of shares outstanding of issuer's Common Stock, $1 par value, as of July 26, 2002, was 15,279,716 shares.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)


                     THOMAS INDUSTRIES INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (In Thousands Except Amounts Per Share)




                                                         Three Months Ended                   Six Months Ended
                                                              June 30                             June 30
                                                       -----------------------          --------------------------


                                                         2002            2001              2002             2001
                                                         ----            ----              ----             ----

Net sales                                              $49,928         $46,915           $95,985           $96,611
Cost of products sold                                   31,919          30,162            61,081            61,557
                                                       -------         -------           -------           -------
Gross profit                                            18,009          16,753            34,904            35,054

Selling, general, and
  administrative expenses                               11,414          10,603            22,247            21,987
Equity income from GTG                                   7,522           6,112            13,524            11,173
                                                       -------         -------           -------           -------
Operating income                                        14,117          12,262            26,181            24,240
Interest expense                                           560             944             1,179             1,886
Interest income and other                                   43             407               285             1,019
                                                       -------         -------           -------           -------
Income before income taxes                              13,600          11,725            25,287            23,373
Income taxes                                             4,964           4,397             9,230             8,765
                                                       -------         -------           -------           -------
Net income                                             $ 8,636         $ 7,328           $16,057           $14,608
                                                       =======         =======           =======           =======
Net income per share:
  Basic                                                   $.57            $.48             $1.05             $ .96
  Diluted                                                 $.54            $.47             $1.02             $ .93

Dividends declared per share:                            $.085           $.085              $.17             $ .17

Weighted average number of shares outstanding:
  Basic                                                 15,276          15,163            15,260            15,140
  Diluted                                               15,883          15,722            15,817            15,678



See notes to condensed consolidated financial statements.




                     THOMAS INDUSTRIES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                                       (Unaudited)
                                                        June 30      December 31
                                                          2002           2001*
                                                          ----           -----
ASSETS
Current assets
  Cash and cash equivalents                             $  21,148     $  29,500
  Accounts receivable, less allowance
       (2002--$1,597; 2001--$1,103)                        25,918        21,026
  Inventories:
       Finished products                                    7,393         6,311
       Raw materials                                       11,454        10,882
       Work in process                                      3,753         3,503
                                                        ---------     ---------
                                                           22,600        20,696
  Deferred income taxes                                     2,689         2,497
  Other current assets                                      2,044         2,442
                                                        ---------     ---------
                            Total current assets           74,399        76,161
Investment in GTG                                         191,133       179,219
Property, plant, and equipment                             97,418        92,378
  Less accumulated depreciation and amortization          (58,179)      (52,608)
                                                        ---------     ---------
                                                           39,239        39,770
Goodwill                                                    9,920         9,244
Other intangible assets--less accumulated
  amortization                                                500           427
Other assets                                                3,319         1,893
                                                        ---------     ---------
                                    Total assets        $ 318,510     $ 306,714
                                                        =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                                      $   7,629     $   6,861
  Accrued Expenses and other current liabilities           12,019        11,738
  Dividends payable                                         1,299         1,295
  Income taxes payable                                      1,423         2,501
  Current portion of long-term debt                         7,788         7,788
                                                        ---------     ---------
                       Total current liabilities           30,158        30,183
Deferred income taxes                                       5,572         5,349
Long-term debt (less current portion)                      17,180        24,938
Other long-term liabilities                                 8,511         8,531
                                                        ---------     ---------
                               Total liabilities           61,421        69,001
Shareholders' equity
  Preferred Stock, $1 par value,
    3,000,000 shares authorized--none issued                 --            --
  Common Stock, $1 par value, shares authorized:
    60,000,000;  Shares issued: 2002--17,901,939
                                2001--17,855,511           17,902        17,856
  Capital surplus                                         115,066       114,342
  Deferred compensation                                       802           739
  Treasury stock held for deferred compensation              (802)         (739)
  Retained earnings                                       171,623       158,161
  Accumulated other comprehensive income (loss)            (9,045)      (14,189)
  Less cost of treasury shares: 2,622,339 shares          (38,457)      (38,457)
                                                        ---------     ---------
                      Total shareholders' equity          257,089       237,713
                                                        ---------     ---------
      Total liabilities and shareholders' equity        $ 318,510     $ 306,714
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

                     THOMAS INDUSTRIES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in Thousands)

                                                            Six Months Ended
                                                                 June 30
                                                        ------------------------
                                                            2002       2001
                                                            ----       ----

Operating activities:
  Net income                                            $ 16,057    $ 14,608
  Adjustments to reconcile net income to net
    cash (used in)/provided by operating activities:
         Depreciation                                      4,080       4,006
         Amortization                                       --           242
         Deferred income taxes                               (79)       (334)
         Equity income from GTG                          (13,524)    (12,231)
         Amortization of excess investment in GTG           --         1,058
         Distributions from GTG                            2,860       3,092
         Other items                                         446          24
         Changes in operating assets and liabilities:
           Accounts receivable                            (4,509)     (2,317)
           Inventories                                      (615)       (401)
              Accounts payable                               556        (801)
           Income taxes payable                           (1,082)       (385)
           Accrued expenses and other liabilities            (90)     (1,956)
           Other                                          (1,147)        158
                                                        --------    --------
Net cash provided by operating activities                  2,953       4,763

Investing activities:
  Purchases of property, plant and equipment              (2,951)     (5,244)
  Sale of property, plant and equipment                      111          11
                                                        --------    --------
Net cash used in investing activities                     (2,840)     (5,233)

Financing activities:
  Proceeds from notes payable to banks                      --         4,050
  Payments on long-term debt                              (7,758)     (7,758)
  Proceeds from long-term debt                              --         2,000
  Treasury stock purchased                                  --           (67)
  Dividends paid                                          (2,591)     (2,417)
  Stock options exercised                                    452       1,049
                                                        --------    --------
Net cash used in financing activities                     (9,897)     (3,143)
Effect of exchange rate change                             1,432      (1,010)
                                                        --------    --------

Net decrease in cash and cash equivalents                 (8,352)     (4,623)

Cash and cash equivalents at beginning of period          29,500      13,941
                                                        --------    --------

Cash and cash equivalents at end of period              $ 21,148    $  9,318
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

The results of operations for the six-month period ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.



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


Note C - Comprehensive Income
-----------------------------

Reconciliation of net income to comprehensive income for the periods indicated follows.

(In Thousands)
For the three months ended June 30:                2002                  2001
                                                   ----                  ----

       Net income                                $ 8,636               $7,328
       Foreign currency translation                5,667                 (130)
                                                 -------               ------
       Comprehensive income                      $14,303               $7,198
                                                 =======               ======

For the six months ended June 30:

       Net income                                $16,057              $14,608
       Foreign currency translation                5,144               (3,263)
                                                 -------               ------
       Comprehensive income                      $21,201              $11,345
                                                 =======              =======

Note D - Net Income Per Share
-----------------------------

The computation of the numerator and denominator in computing basic and diluted net income per share follows:

    (In Thousands)                            Three Months        Six Months
                                              Ended June 30      Ended June 30
                                              -------------      -------------
                                             2002     2001      2002     2001
                                             ----     ----      ----     ----
Numerator:
    Net income                             $ 8,636   $ 7,328   $16,057  $14,608
                                           =======   =======   =======  =======

Denominator:
    Weighted average shares outstanding     15,276    15,163    15,260   15,140

  Effect of dilutive securities:
     Director and employee stock options       570       518       521      494
     Employee performance shares                37        41        36       44
                                           -------   -------   -------  -------
     Dilutive potential common shares          607       559       557      538
                                           -------   -------   -------  -------
     Denominator for diluted earnings per
       share--adjusted weighted average
      shares and assumed conversions        15,883    15,722    15,817   15,678
                                           =======   =======   =======  =======

Note E - Segment Disclosures
----------------------------
                                                Three Months        Six Months
    (In Thousands)                             Ended June 30       Ended June 30
    --------------                             -------------       -------------
                                               2002     2001       2002     2001
                                               ----     ----       ----     ----
Total net sales including
  intercompany sales
       Pump and Compressor                 $56,261   $52,423  $108,218 $108,905


Intercompany sales
       Pump and Compressor                 $(6,333)  $(5,508) $(12,233) (12,294)
                                           -------   -------  -------- --------


Net sales to unaffiliated customers
       Pump and Compressor                 $49,928   $46,915   $95,985  $96,611
                                           =======   =======   =======  =======


Operating income
       Pump and Compressor                 $ 8,014   $ 7,566   $15,561  $16,109
       Lighting*                             7,522     6,112    13,524   11,173
       Corporate                            (1,419)   (1,416)   (2,904)  (3,042)
                                           -------   -------  -------- --------
                                           $14,117   $12,262   $26,181  $24,240
                                           =======   =======   =======  =======

*Three months ended June 30 consists of equity income of $7,572 in 2002 and $6,692 in 2001 from our 32% interest in the joint venture, Genlyte Thomas Group LLC (GTG), less $529 of amortization in 2001 of Thomas' excess investment and less $50 in 2002 and $51 in 2001, related to expense recorded for Thomas Industries stock options issued to GTG employees. Six months ended June 30 consists of equity income of $13,625 in 2002 and $12,334 in 2001 from our 32% interest in GTG, less $1,058 of amortization in 2001 of Thomas' excess investment and less $101 in 2002 and $103 in 2001, related to expense recorded for Thomas Industries stock options issued to GTG employees.

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

The following table provides comparative earnings and earnings per share had the non-amortization provisions of SFAS 142 been adopted for all periods presented:
                                               For Three Months   For Six Months
                                                      Ended           Ended
                                                     June 30        June 30
                                                     -------        -------
(Thousands of dollars, except per share data)    2002   2001      2002     2001
                                                 ----   ----      ----     ----

Reported net income                            $8,636  $7,328   $16,057  $14,608

Add back: Pump and Compressor (P & C)
          goodwill amortization, net of tax       --       93       --       189

Add back: Amortization of excess
          investment in GTG, net of tax           --      415       --       829

Add back: Amortization for GTG, net of tax        --      327       --       654
Adjust:   Intangible amortization, net of tax     --        1       --         2
                                               ------  ------   -------  -------
Adjusted net income                            $8,636  $8,164   $16,057  $16,282
                                               ======  ======   =======  =======

Basic earnings per share:
       Reported net income                       $.57    $.4      $1.05    $ .96
       P & C goodwill amortization                --      .01      --        .01
       Amortization of excess investment in GTG   --      .03      --        .06
       GTG amortization                           --      .02      --        .04
       Intangible amortization                    --      --       --        --
                                               ------  ------   -------  -------
       Adjusted net income                       $.57    $.54     $1.05    $1.08
                                               ======  ======   =======  =======

Diluted earnings per share:
       Reported net income                       $.54    $.47     $1.02     $.93
       P & C goodwill amortization                --      .01       --       .01
       Amortization of excess investment in GTG   --      .02       --       .06
       GTG amortization                           --      .02       --       .04
       Intangible amortization                    --     --         --       --
                                               ------  ------   -------  -------
       Adjusted net income                       $.54    $.52     $1.02    $1.04
                                               ======  ======   =======  =======

All other intangible assets have definite lives and are being amortized. In accordance with FASB 142, the Company evaluated the remaining useful lives of intangible assets as of January 1, 2002, and where appropriate, revisions to the remaining period of amortization were made. Balances at June 30, 2002 and December 31, 2001 are stated in thousands of dollars on the following table.


                   June 30, 2002                     December 31, 2001
            ----------------------------       ----------------------------
                   Gross                              Gross
                  Carrying   Accumulated             Carrying  Accumulated
            Life   Amount   Amortization       Life   Amount  Amortization
            ----   ------   ------------       ----   ------  ------------

Licenses   18-19    $456        $52            5-20    $437        $38
Patents    10-20      92         18            5-20      23         16
Other        10       35         13             40       31         10
                    ----        ---                    ----        ---
Total               $583        $83                    $491        $64
                    ====        ===                    ====        ===

The total intangible amortization expense for the quarters ended June 30, 2002 and 2001 was $6 and $8, respectively. The total amortization expense for the six months ended June 30, 2002 and 2001 was $12 and $16, respectively.

The estimated amortization expense stated in thousands of dollars for the next five fiscal years beginning January 1, 2002 is as follows:

For the year ended December 31, 2002:                                $26
For the year ended December 31, 2003:                                $29
For the year ended December 31, 2004:                                $29
For the year ended December 31, 2005:                                $29
For the year ended December 31, 2006:                                $29

The goodwill included in the balance sheets is related to the Pump and Compressor Segment. The total change in goodwill from December 31, 2001 to June 30, 2002, was related to exchange rate fluctuation.

Note G - Genlyte Thomas Group LLC
---------------------------------

The following table contains certain unaudited financial information for the Joint Venture.

                            Genlyte Thomas Group LLC
                         Condensed Financial Information
                             (Dollars in Thousands)

                                                  (Unaudited)
                                                   June 30,         December 31,
                                                     2002              2001
                                                     ----              ----
       GTG balance sheets:
          Current assets                           $385,244           $343,044
          Long-term assets                          273,746            276,077
          Current liabilities                       172,965            170,545
          Long-term liabilities                      62,796             62,573


                                                     Three Months          Six Months
                                                     Ended June 30        Ended June 30
                                                     -------------        -------------
                                                    2002      2001       2002       2001
                                                    ----      ----       ----       ----
    GTG income statements (unaudited):
          Net sales                               $247,767  $257,124  $479,793    $501,225
          Gross profit                              87,569    89,937   167,789     174,590
          Earnings before interest and taxes        25,787    23,686    46,870      43,615
          Net income(1)                             23,664    20,914    42,579      38,546

    Amounts recorded by Thomas Industries Inc.:
          Equity income from GTG(2)                 $7,572    $6,692   $13,625     $12,334
          Stock option expense                         (50)      (51)     (101)       (103)
          Amortization of excess investment(3)           -      (529)        -      (1,058)
                                                    ------    ------   -------     -------

          Equity income reported by Thomas          $7,522    $6,112   $13,524     $11,173
                                                    ======    ======   =======     =======


(1) The quarter and six months ended June 30, 2002 include a favorable impact from the non-amortization provisions of FASB 142 of $1.3 million and $2.6 million, respectively.

(2) The quarter and six months ended June 30, 2002 include a favorable impact from the non-amortization provisions of FASB 142 of $.4 million and $.8 million, respectively.

(3) The quarter and six months ended June 30, 2002 include a favorable impact from the non-amortization provisions of FASB 142 of $.5 million and $1.1 million, respectively.


Note H - New Accounting Pronouncements
--------------------------------------

FASB No. 141 and 142 are discussed in Note F above.

The FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), dated August 2001. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The Company adopted the provisions of SFAS 144, as of January 1, 2002, which did not have an impact on our financial position and results of operations.

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

Results of Operations
---------------------

The Company's net income was $8.6 million in the second quarter ended June 30, 2002, compared to $7.3 million in the second quarter ended June 30, 2001. The second quarter of 2002 was positively impacted by the change in accounting for goodwill required by SFAS No. 142, which was effective January 1, 2002, and eliminated the recording of goodwill amortization. Compared to the previous year's second quarter, this change in accounting increased net income by $.8 million, or 5 cents per share. Excluding this impact for the accounting change, net income in the quarter ended June 30, 2002, would have increased 6.5% from the previous year's second quarter, primarily due to improvements in both operating Segments. Six month year-to-date net income was $16.1 million for the period ended June 30, 2002, compared to $14.6 million in the comparable 2001 period. The change in accounting increased net income by $1.7 million, or 11 cents per share in the six months ended June 30, 2002. Excluding this impact for the accounting change, net income in the six months ended June 30, 2002 would have decreased 1.5% from the 2001 first half period.

PUMP AND COMPRESSOR SEGMENT
Net sales during the second quarter ended June 30, 2002, increased 6.4% to $49.9 million compared to $46.9 million for the second quarter of 2001. The North American, European and Asia Pacific operations reported increases for the second quarter of 2002 compared to 2001. Overall, the second quarter sales increase of 6.4% would have been reduced to 5.2%, if measured in constant exchange rates. This exchange rate impact on net sales was primarily related to the European operation due to the strengthening of the euro. Year-to-date net sales for the six-month period ended June 30, 2002, decreased .6% to $96.0 million compared to $96.6 million for the comparable period in 2001. On a year-to-date basis, the North American operations had a decrease in sales, primarily due to a very weak start early in the first quarter of 2002. The European operations had a slight increase in sales for the six month period in 2002. The Asia Pacific operations posted very strong sales due to increased shipments for the environmental, medical and industrial markets. Overall, the first half sales would have been increased an additional .2% if measured in constant exchange rates.

Operating income for the second quarter ended June 30, 2002, was $8.0 million or 5.9% higher than the prior year amount of $7.6 million. The 2002 results were positively impacted by $.1 million, due to the accounting change for goodwill amortization. The increase in operating income was primarily due to the sales volume increase. Excluding the impact of the accounting change for goodwill amortization, gross margins increased slightly to 35.8% compared to 35.7%, for the second quarter 2002 versus 2001. SG&A expenses increased to 20% as a percent of net sales for second quarter of 2002, compared to 19.6% for the comparable period in 2001. The 2002 second quarter SG&A expenses included an additional charge for potential collectibility issues in our account receivable. Excluding this charge, the 2002 second quarter SG&A expenses would be at 19.4% of net sales. Year-to-date operating income for the Pump and Compressor Segment for the six months ended June 30, 2002, was $15.6 million or 3.4% lower than the 2001 first half amount of $16.1 million. The 2002 results were positively impacted by $.2 million, due to the accounting change for goodwill amortization. The reduction in the 2002 first half results were primarily due to a weak first quarter which was negatively impacted by several factors including sales volume shortfall, unfavorable manufacturing variances, and unfavorable exchange rate effects. Excluding the impact of the accounting change for goodwill amortization, gross margins for the six month period in 2002 were 36.1% compared to 36.3% in 2001. Excluding the additional charge in the second quarter of 2002 for potential collectibility issues, SG&A expense in the 2002 first half would be at 19.8% of net sales, compared to 19.6% in 2001.

LIGHTING SEGMENT
The Lighting Segment (GTG Joint Venture) results increased 23.1% to $7.5 million in the second quarter of 2002, compared to $6.1 million in the same period in 2001. The 2002 results were positively impacted by $.9 million, due to the accounting change for goodwill amortization. This $.9 million impact includes $.5 million related to amortization of Thomas' excess investment and $.4 million, which represents Thomas' 32% interest in GTG's

$1.3 million of goodwill amortization in 2001. Therefore, excluding the impact from the accounting change, GTG's earnings increased 7.6% in 2002 compared to the 2001 second quarter. GTG's sales during the 2002 second quarter decreased 3.6% compared to the second quarter of 2001. The sales shortfall was primarily due to softness in the commercial and industrial markets while earnings improved due to favorable sales mix and aggressive cost control measures. Year-to-date GTG results for the six months ended June 30, 2002, increased 21.0% to $13.5 million, compared to $11.2 million in the 2001 first half. The 2002 results were positively impacted by $1.9 million, due to the accounting change for goodwill amortization. This $1.9 million impact includes $1.1 million related to amortization of Thomas' excess investment and $.8 million, which represents Thomas' 32% interest in GTG's $2.6 million of goodwill amortization in 2001. Therefore, excluding the impact from the accounting change, GTG's earnings increased 4.1% in 2002 compared to the 2001 first six months. GTG's sales during the 2002 first half decreased 4.3% compared to the first half of 2001.

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

CORPORATE
As noted in the Segment Disclosure footnote, consolidated operating income includes corporate expenses. Corporate expenses were $1.4 million for the second quarter of 2002 and 2001. The 2002 amount included some increases for incentive and professional fee accruals, which were offset by savings from cost reductions implemented during the second half of 2001. Year-to-date corporate expenses for the six month period ended June 30, 2002, were $2.9 million compared to $3.0 million in the comparable 2001 period.

Interest expense for the 2002 second quarter was $.6 million compared to $.9 million for the second quarter of 2001. Year-to-date interest expense for the six month period ended June 30, 2002 was $1.2 million compared to $1.9 million for comparable 2001 period. The reduction in 2002 was primarily related to the $7.7 million payment of long-term debt on January 31, 2002, which carried a 9.36% annual interest rate, as well as higher short-term and other long-term borrowing levels in 2001.

Interest income and other for the 2002 second quarter was $43,000 compared to $.4 million for the second quarter of 2001. The six month total for 2002 was $.3 million compared to $1.0 million for the comparable 2001 period. The decrease for the second quarter and June year-to-date periods primarily related to a $22.3 million note receivable with GTG, from which the Company received interest income during 2001. GTG paid off this $22.3 million note in November 2001 and the Company used some of these proceeds to partially pay down long-term debt. Additionally, in the second quarter of 2002, the Company recorded transaction losses due to the weakening of the U.S. dollar versus the euro, British pound sterling, and Japanese yen.

Income tax provisions were $5.0 million and $4.4 million for the second quarter 2002 and 2001, respectively. The June year-to-date income tax provisions were $9.2 million and $8.8 million for 2002 and 2001, respectively. Effective tax rates were 36.5% in the 2002 periods and 37.5% for the 2001 periods. The decline in the effective tax rate was primarily due to the accounting change related to goodwill amortization.

Liquidity and Sources of Capital
--------------------------------

Cash and cash equivalents decreased $8.4 million to $21.1 million at June 30, 2002, compared to $29.5 million at December 31, 2001. This decrease was primarily related to the $7.7 million long-term debt payment on January 31, 2002. Cash flows provided by operations in the first half of 2002 were $3.0 million compared to $4.8 million provided by operations in the first half of 2001. The decrease in cash flows were primarily related to an increase in accounts receivable due to increased sales volume in the second quarter 2002 versus 2001. The timing of our 2002 shipments also contributed to the increase in accounts receivable, since there was a larger amount of shipments in the last three weeks of June 2002 compared to June 2001.

Dividends paid in the first half of 2002 were $2.6 million or $.17 per share. The 2001 first half dividends paid were $2.4 million or $.16 per share. The Company increased its quarterly dividend per share from $.075 to $.085, effective with the April 1, 2001 dividend.

As of June 30, 2002, the Company had standby letters of credit totaling $4.5 million with expiration dates during 2002. The Company anticipates that these letters of credit will be renewed at their expiration dates.

The Company announced in December 1999 that it planned to repurchase, from time to time depending on market conditions and other factors, up to 15 percent, or 2,373,000 shares, of its outstanding Common Stock in the open market or through privately negotiated transactions at the prevailing market prices. During the first half of 2002, no purchases were made. Through June 30, 2002, the Company has purchased, on a cumulative basis, 879,189 shares at a cost of $17.3 million, or an average cost of $19.72 per share. The Company plans to fund any purchase of Company common stock through a combination of cash flows generated from operating activities and uncommitted borrowing arrangements.

Working capital decreased from $46.0 million at December 31, 2001, to $44.2 million at June 30, 2002, primarily due to the $7.7 million long-term debt payment.
                                              June 30            December 31
                                              ----------------------------------
Dollars in Thousands
                                                2002             2001
                                              ----------------------------------

Working capital                               $44,241              $45,978
Current ratio                                    2.47                 2.52
Long-term debt, less current portion          $17,180              $24,938
Long-term debt to total capital                   6.3%                 9.5%

Certain loan agreements of the Company include restrictions on working capital, operating leases, tangible net worth, and the payment of cash dividends and stock distributions. Under the most restrictive of these arrangements, retained earnings of $92.8 million are not restricted at June

30, 2002. Thomas is in compliance with all covenants or other requirements set forth in its borrowing agreements. In the event of non-compliance or if Thomas prepays the debt, then Thomas would incur a penalty. At June 30, 2002, the prepayment penalty would have been approximately $2.1 million on a pre-tax basis.

As of June 30, 2002, the Company had no short-term borrowing arrangements. Thomas currently expects to fund expenditures for capital requirements as well as liquidity needs from a combination of available cash balances, internally generated funds, and, if necessary, short-term financing arrangements. The Company does not have any bank committed lines of credit and management believes, if short-term borrowings were needed to support the sales growth of the business, that competitive financing could be obtained given the current financial position of the Company. Cash in excess of operating requirements will continue to be invested in high grade, short-term securities.

As disclosed in the footnotes to the consolidated financial statements, the Company does have a 32 percent interest in the GTG joint venture, which is accounted for using the equity method, and therefore, is an unconsolidated entity. At June 30, 2002 and December 31, 2001, except as described above, management was aware of no relationships with any other unconsolidated entities, financial partnerships, structured finance entities, or special purpose entities which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Proposed Acquisition Financing
------------------------------
The Company is currently in negotiation with a group of banks with respect to obtaining a $120.0 million three-year revolving credit facility. The credit facility would primarily be used for acquisitions. Thomas is in the process of negotiating the possible acquisition of a company, which is proposed to be financed through borrowings under the revolving credit facility and the issuance of Thomas common stock. The Company has not executed definitive agreements with respect to the proposed financing or the possible acquisition and is contractually prohibited from disclosing any additional information. There can be no assurance that the Company will complete the proposed financing or the possible acquisition.

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

o As the Company's business continues to expand outside the United States, the Company could experience changes in its ability to obtain or hedge against currency exchange rates and fluctuations in those rates. The Company could also be affected by nationalizations; unstable governments, economies, or legal systems; terrorist attacks; or inter-governmental disputes. These currency, economic, and political uncertainties may affect the Company's results.
                                       15

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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

The Company's long-term debt bears interest at fixed rates, with the exception of the $1.25 million Industrial Revenue Bond that accrues interest at a variable rate. Short-term borrowings are priced at variable interest rates. The Company's results of operations and cash flows, therefore, would only be affected by interest rate changes to the extent of variable rate debt. At June 30, 2002, only the $1.25 million Industrial Revenue Bond was outstanding. A 100 basis point movement in the interest rate on the $1.25 million bond would result in an $12,500 annualized effect on interest expense and cash flows.

The Company also has short-term investments, included in cash equivalents, of $19.3 million as of June 30, 2002 that bear interest at variable rates. Therefore, a 100 basis point movement in the interest rate would result in an approximate $193,000 annualized effect on interest income and cash flows.

The fair value of the Company's long-term debt is estimated based on current interest rates offered to the Company for similar instruments. A 100 basis point movement in the interest rate would result in an approximate $375,000 annualized effect on the fair value of long-term debt.

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

PART II. OTHER INFORMATION
-------  -----------------

Item 4.       Submission of Matters to a Vote of Security Holders

          (a)  A regular Annual Meeting of Shareholders was held on April 18,
               2002.

          (b) Class I Directors elected at the Annual Meeting of Shareholders were Wallace H. Dunbar, Lawrence E. Gloyd, and William M. Jordan. Directors whose term of office as a director continued after the meeting were Timothy C. Brown, Joseph Ferguson, Anthony A. Massaro and Franklin J. Lunding, Jr. Gene P. Gardner retired as a director effective with the April 18, 2002 meeting.


          (c)  The voting at the Annual Meeting of Shareholders was as follows:

                          Proposal No. 1 - Election of Directors

                                                      For            Withheld
                                                      ---            --------

                          Wallace H. Dunbar         13,954,326          80,088
                          Lawrence E. Gloyd         13,906,505         127,909
                          William M. Jordan         13,916,087         118,327



Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits

               99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, filed herewith.

          (b) A Form 8-K was filed on May 21, 2002, announcing the appointment of Ernst & Young LLP as the registrant's independent auditors for 2002 and the termination of Arthur Andersen LLP as the previous independent auditors.



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

Date    August 14, 2002
    -------------------