Form 10-Q
period 2002-09-30
THOMAS INDUSTRIES INC
filed 2002-11-13
CIK 97886

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [ X ]

For the quarterly period ended:              September 30, 2002
                               -------------------------------------------------


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of shares outstanding of issuer's Common Stock, $1 par value, as of October 26, 2002, was 17,100,695 shares.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)



                     THOMAS INDUSTRIES INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (In Thousands Except Amounts Per Share)



                                                  Three Months Ended      Nine Months Ended
                                                     September 30           September 30


                                                   2002       2001        2002       2001
                                                   ----       ----        ----       ----




Net sales                                        $ 59,241    $ 44,008   $155,226   $140,619
Cost of products sold                              38,065      28,613     99,146     90,170
                                                 --------    --------   --------   --------
Gross profit                                       21,176      15,395     56,080     50,449

Selling, general, and
  administrative expenses                          15,036      10,733     37,283     32,720
Equity income from GTG                              7,498       6,508     21,022     17,681
                                                 --------    --------   --------   --------
Operating income                                   13,638      11,170     39,819     35,410
Interest expense                                      912         914      2,091      2,800
Interest income and other                            (128)        312        157      1,331
                                                 --------    --------   --------   --------
Income before income taxes                         12,598      10,568     37,885     33,941
Income taxes                                        4,599       3,963     13,829     12,728
                                                 --------    --------   --------   --------
Net income before minority interest                 7,999       6,605     24,056     21,213
Minority interest, net of tax                          14        --           14         _-
                                                 --------    --------   --------   --------
Net income                                       $  7,985    $  6,605   $ 24,042   $ 21,213
                                                 ========    ========   ========   ========

Net income per share:
  Basic                                          $    .50    $    .43   $   1.55   $   1.40
  Diluted                                        $    .49    $    .42   $   1.50   $   1.35

Dividends declared per share:                    $   .085    $   .085   $   .255   $   .255

Weighted average number of shares outstanding:
  Basic                                            15,894      15,184     15,471     15,155
  Diluted                                          16,375      15,721     16,005     15,674



See notes to condensed consolidated financial statements.






                     THOMAS INDUSTRIES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                       (Unaudited)
                                                      September 30   December 31
                                                            2002         2001*
                                                            ----         ----
ASSETS
Current assets
  Cash and cash equivalents                             $ 16,150       $ 29,500
  Accounts receivable, less allowance
       (2002--$2,485; 2001--$1,103)                       50,261         21,026
  Inventories:
       Finished products                                  24,189          6,311
       Raw materials                                      16,498         10,882
       Work in process                                    10,859          3,503
                                                         -------        -------
                                                          51,546         20,696
  Deferred income taxes                                    2,876          2,497
  Other current assets                                     5,856          2,442
                                                         -------        -------
                            Total current assets         126,689         76,161
Investment in GTG                                        194,046        179,219
Property, plant, and equipment                           148,599         92,378
  Less accumulated depreciation and amortization         (60,725)       (52,608)
                                                          87,874         39,770
                                                         --------       --------
Goodwill                                                  46,759          9,244
Other intangible assets--less accumulated
  amortization                                            22,916            427
Other assets                                               4,118          1,893
                                                         -------        -------
                                    Total assets        $482,402       $306,714
                                                         =======        =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Notes payable                                         $  3,046       $   --
  Accounts payable                                        16,796          6,861
  Accrued Expenses and other current liabilities          20,227         11,738
  Dividends payable                                        1,452          1,295
  Income taxes payable                                        31          2,501
  Current portion of long-term debt                        8,686          7,788
                                                         -------        -------
                       Total current liabilities          50,238         30,183
Deferred income taxes                                      5,851          5,349
Long-term debt (less current portion)                    104,336         24,938
Other long-term liabilities                               13,660          8,531
                                                         -------        -------
                               Total liabilities         174,085         69,001

Minority Interest                                            742           --

Shareholders' equity
  Preferred Stock, $1 par value,
    3,000,000 shares authorized--none issued                --             --
  Common Stock, $1 par value, shares authorized:
    60,000,000;  Shares issued: 2002--17,904,661
                                2001--17,855,511          17,905         17,856
  Capital surplus                                        133,548        114,342
  Deferred compensation                                      823            739
  Treasury stock held for deferred compensation             (823)          (739)
  Retained earnings                                      178,157        158,161
  Accumulated other comprehensive income (loss)           (9,976)       (14,189)
  Less cost of treasury shares:
       (2002 - 822,339; 2001 - 2,622,339)                (12,059)       (38,457)
                                                        -------         -------


                      Total shareholders' equity         307,575        237,713
                                                         -------        -------
      Total liabilities and shareholders' equity        $482,402       $306,714
                                                         =======        =======


*Derived from the audited December 31, 2001, consolidated balance sheet. See notes to condensed consolidated financial statements.


                     THOMAS INDUSTRIES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in Thousands)

                                                                  Nine Months Ended
                                                                     September 30
                                                                     ------------
                                                                  2002          2001
                                                                  ----          ----
Operating activities:
  Net income                                                   $24,042         $21,213
  Adjustments to reconcile net income to net
    cash (used in)/provided by operating activities:
         Depreciation                                            6,813           5,937
         Amortization                                               -              363
         Deferred income taxes                                     448            (221)
         Equity income from GTG                                (21,022)        (19,268)
         Amortization of excess investment in GTG                   -            1,587
         Distributions from GTG                                  6,485           6,092
         Other items                                               500              81
         Changes in operating assets and liabilities:
           Accounts receivable                                  (3,287)         (1,349)
           Inventories                                             940              12
           Accounts payable                                        417            (810)
           Income taxes payable                                 (1,780)          1,706
           Accrued expenses and other liabilities                  708          (2,799)
           Other                                                    22            (200)
                                                                ------          -------
Net cash provided by operating activities                       14,286          12,344

Investing activities:
  Purchases of property, plant and equipment                    (4,910)         (7,033)
  Sale of property, plant and equipment                            163              26
  Purchase of company (net of cash acquired)                   (83,533)             -
                                                               --------         -------
Net cash used in investing activities                          (88,280)         (7,007)

Financing activities:
  Proceeds from notes payable to banks, net                      1,369             350
  Payments on long-term debt                                   (18,630)         (7,772)
  Proceeds from long-term debt                                  80,000           2,000
  Treasury stock purchased                                          -              (67)
  Dividends paid                                                (3,889)         (3,706)
  Stock options exercised                                          478           1,220
                                                               -------          ------
Net cash provided by (used in) financing activities             59,328          (7,975)
Effect of exchange rate change                                   1,316            (341)
                                                                ------          ------

Net decrease in cash and cash equivalents                      (13,350)         (2,979)

Cash and cash equivalents at beginning of period                29,500          13,941
                                                                ------          ------

Cash and cash equivalents at end of period                     $16,150         $10,962
                                                                ======          ======

Supplemental disclosures of cash flow information:
       Non-cash items: Issuance of treasury shares             $44,755        $     -
                                                               =======        ========

See notes to condensed consolidated financial statements.



                     THOMAS INDUSTRIES INC. AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A - Basis of Presentation
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The results of operations for the nine-month period ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Note B - Acquisition
--------------------

On August 29, 2002, the Company purchased substantially all the assets and liabilities of Werner Rietschle Holding GmbH ("Rietschle"), a privately held company based in Schopfheim, Germany. Rietschle has been a world leader in vacuum and pressure technology, which includes dry-running and oil-lubricated pumps, blowers, compressors, and pressure/vacuum pumps utilizing rotary vane, screw, roots and claw technologies. With the strong Rietschle brand, Thomas wants to pursue further opportunities through cross branding of products, and through growth in markets such as printing, packaging, woodworking and many other applications that fit Rietschle technologies, including fuel cells. The purchase price consisted of $83.3 million in cash and 1,800,000 treasury shares of the Company's common stock. The Company negotiated a $120.0 million revolving credit facility with a group of banks to finance the cash portion of the purchase price, of which $80.0 million was used and outstanding as of September 30, 2002. Results of Rietschle for the period after August 29, 2002 through September 30, 2002 are included in the Company's third quarter and nine-month year-to-date periods.

A tentative purchase price allocation was made and reflected in the September 30, 2002 financial statements. This allocation is preliminary as the Company gathers additional information about the fair value of assets and liabilities acquired, including appraisals. Accordingly, the amounts recorded will change as the allocation is finalized.

Supplemental pro forma information below is presented as though the business combination had been completed as of the beginning of the period being reported on.

                                     Three months              Nine Months
       (In Thousands)                   Ended                     Ended
                                     September 30              September 30
                                     ------------              ------------
                                    2002     2001               2002      2001
                                    ----     ----               ----      ----
       Net Sales                  $83,975  $93,657           $247,995  $261,587

       Net income                 $ 8,993  $ 9,445           $ 26,931  $ 28,733

       Earnings per share-diluted $   .51  $   .54           $  1.53   $   1.64



Note C - Contingencies
----------------------

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

Note D - Comprehensive Income
-----------------------------

Reconciliation of net income to comprehensive income for the periods indicated follows.

(In Thousands)
For the three months ended September 30:          2002                  2001
                                                  ----                  ----

       Net income                                 $7,985               $6,605
       Foreign currency translation                 (931)               1,177
                                                  ------                -----
       Comprehensive income                       $7,054               $7,782
                                                  ======                =====


For the nine months ended September 30:

       Net income                                $24,042              $21,213
       Foreign currency translation                4,213               (2,086)
                                                   -----              -------
       Comprehensive income                      $28,255              $19,127
                                                  ======               ======

Note E - Net Income Per Share
-----------------------------

The computation of the numerator and denominator in computing basic and diluted net income per share follows:

    (In Thousands)                              Three Months       Nine Months
                                             Ended Sept. 30     Ended Sept. 30
                                             --------------     ---------------
                                              2002     2001      2002     2001
                                              ----     ----      ----     ----
    Numerator:
        Net income                         $ 7,985  $ 6,605   $24,042  $21,213
                                            ======   ======    ======   ======

Denominator:
        Weighted average shares outstanding 15,894   15,184    15,471   15,155

    Effect of dilutive securities:
     Director and employee stock options       443      513       496      494
     Employee performance shares                38       24        38       25
                                            ------   ------    ------   ------
     Dilutive potential common shares          481      537       534      519
                                            ------   ------    ------   ------
     Denominator for diluted earnings per
        share--adjusted weighted average
       shares and assumed conversions       16,375   15,721    16,005   15,674
                                            ======   ======    ======   ======


Note F - Segment Disclosures
                                             Three Months      Nine Months
    (In Thousands)                          Ended Sept. 30    Ended Sept. 30
                                            --------------    ---------------
                                             2002    2001      2002    2001
                                             ----    ----      ----    ----
Total net sales including
  intercompany sales
       Pump and Compressor                 $69,640  $49,878  $177,858 $158,783


Intercompany sales
       Pump and Compressor                $(10,399) $(5,870) $(22,632)$(18,164)
                                            ------   ------    -------  -------


Net sales to unaffiliated customers
       Pump and Compressor                 $59,241  $44,008  $155,226 $140,619
                                            ======   ======   =======  =======


Operating income
       Pump and Compressor                 $ 7,742  $ 5,909   $23,303  $22,018
       Lighting*                             7,498    6,508    21,022   17,681
       Corporate                            (1,602)  (1,247)   (4,506)  (4,289)
                                            ------   ------    ------   ------
                                           $13,638  $11,170   $39,819  $35,410
                                            ======   ======    ======   ======

*Three months ended September 30 consists of equity income of $7,547 in 2002 and $7,090 in 2001 from our 32% interest in the joint venture, Genlyte Thomas Group LLC (GTG), less $529 of amortization in 2001 of Thomas' excess investment and less $49 in 2002 and $53 in 2001, related to expense recorded for Thomas Industries stock options issued to GTG employees. Nine months ended September 30 consists of equity income of $21,172 in 2002 and $19,424 in 2001 from our 32% interest in GTG, less $1,587 of amortization in 2001 of Thomas' excess investment and less $150 in 2002 and $156 in 2001, related to expense recorded for Thomas Industries stock options issued to GTG employees.

Note G - Goodwill and Other Intangible Assets
---------------------------------------------

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" (SFAS
141) and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). These statements established new accounting and reporting standards for business combinations and associated goodwill and intangible assets. SFAS 141, effective July 1, 2001, eliminates the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS 142, effective January 1, 2002, requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. During the first phase of implementing SFAS 142, the Company was required to identify its reporting units and to determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of December 31, 2001. Based upon a discounted cash flow analysis, the Company concluded that the fair value of its reporting units containing goodwill exceeded the carrying value. As a result, no impairment loss was recorded or recognized as a cumulative effect of a change in accounting principle. The Company is required to perform additional impairment tests on an annual basis prior to the issuance of the annual financial statements.

The following table provides comparative earnings and earnings per share had the non-amortization provisions of SFAS 142 been adopted for all periods presented:


                                               For Three Months  For Nine Months
                                                     Ended              Ended
                                                    Sept. 30          Sept. 30
                                                    --------          --------
(Thousands of dollars, except per share data)   2002    2001     2002    2001
                                                ----    ----     ----    ----

Reported net income                            $7,985  $6,605  $24,042 $21,213

Add back: Pump and Compressor (P & C)
          goodwill amortization, net of tax        --      95     --       284

Add back: Amortization of excess
          investment in GTG, net of tax            --     415     --     1,246

Add back: Amortization for GTG, net of tax         --     327     --       981
                                                -----  ------  ------- -------
Adjusted net income                            $7,985  $7,442  $24,042 $23,724
                                               ======  ======  ======= =======

Basic earnings per share:
       Reported net income                       $.50    $.43    $1.55   $1.40
       P & C goodwill amortization                 --     .01     --       .02
       Amortization of excess investment in GTG    --     .03     --       .08
       GTG amortization                            --     .02     --       .07
                                                 ----  ------    -----  -----
       Adjusted net income                       $.50    $.49    $1.55   $1.57
                                                 ====    ====    =====   =====

Diluted earnings per share:
       Reported net income                       $.49    $.42    $1.50   $1.35
       P & C goodwill amortization                 --     .01     --       .02
       Amortization of excess investment in GTG    --     .03     --       .08
       GTG amortization                            --     .02     --       .06
                                                 ----   -----    -----   -----
       Adjusted net income                       $.49    $.47    $1.50   $1.51
                                                 ====    ====    =====   =====



Certain intangible assets have definite lives and are being amortized. In accordance with SFAS 142, the Company evaluated the remaining useful lives of intangible assets as of January 1, 2002, and where appropriate, revisions to the remaining period of amortization were made. Balances at September 30, 2002 and December 31, 2001 are stated in thousands of dollars on the following table. The September 30, 2002 gross carrying amount includes $8.8 million related to the Rietschle acquisition, which was the portion of the estimated purchase price allocated to patents. The accumulated amortization balance at September 30, 2002 includes $71,000 related to the Rietschle patents.

                  September 30, 2002                 December 31, 2001
            ------------------------------     ---------------------------
                   Gross                              Gross
                  Carrying   Accumulated             Carrying  Accumulated
            Life   Amount   Amortization       Life   Amount  Amortization

Licenses   18-19    $454       $ 57            5-20    $437        $38
Patents    10-20   8,910        146            5-20      23         16
Other        10       35         14             40       31         10
                    ----        ---                    ----        ---
Total             $9,399       $217                    $491        $64
                  ======       ====                    ====        ===



The total intangible amortization expense for the quarters ended September 30, 2002 and 2001 was $129 and $2, respectively. The total amortization expense for the nine months ended September 30, 2002 and 2001 was $141 and $18, respectively.

The estimated amortization expense stated in thousands of dollars for the next five fiscal years beginning January 1, 2002 is as follows:

For the year ended December 31, 2002:                                $276
For the year ended December 31, 2003:                                $756
For the year ended December 31, 2004:                                $756
For the year ended December 31, 2005:                                $756
For the year ended December 31, 2006:                                $756

Approximately   $13.7  million  of  Rietschle  purchase  price  was  tentatively allocated to non-amortizable intangible in the form of trademarks, as a result of the estimated purchase price allocation.

The goodwill included in the balance sheets is related to the Pump and Compressor Segment. Goodwill increased by $37.3 million due to the estimated purchase price allocation of the Rietschle acquisition. Any other change in goodwill from December 31, 2001 to September 30, 2002, was related to exchange rate fluctuation.

Note H - Genlyte Thomas Group LLC
---------------------------------

The following table contains certain unaudited financial information for the Joint Venture.


                            Genlyte Thomas Group LLC
                         Condensed Financial Information
                             (Dollars in Thousands)

                                                  (Unaudited)
                                                 September 30,     December 31,
                                                     2002              2001
                                                     ----              ----
       GTG balance sheets:
          Current assets                         $406,033            $343,044
          Long-term assets                        271,249             276,077
          Current liabilities                     187,342             170,545
          Long-term liabilities                    57,607              62,573


                                                   Three Months           Nine Months
                                                  Ended Sept. 30         Ended Sept. 30
                                                  2002     2001          2002     2001
                                                  ----     ----          ----     ----
       GTG income statements (unaudited):
          Net sales                               $248,268  $252,631  $728,061  $753,856
          Gross profit                              86,325    89,808   254,114   264,398
          Earnings before interest and taxes        26,332    24,976    73,202    68,591
          Net income(1)                           $ 23,583  $ 22,153  $ 66,163  $ 60,699

    Amounts recorded by Thomas Industries Inc.:
          Equity income from GTG(2)                 $7,547    $7,090   $21,172   $19,424
          Stock option expense                         (49)      (53)     (150)     (156)
       Amortization of excess investment(3)            -        (529)      -      (1,587)
                                                    ------    ------    ------    ------
          Equity income reported by Thomas          $7,498    $6,508   $21,022   $17,681
                                                    ======    ======    ======   =======

(1) The quarter and nine months ended September 30, 2002 include a favorable impact from the non-amortization provisions of SFAS 142 of $1.3 million and $3.9 million, respectively.

(2) The quarter and nine months ended September 30, 2002 include a favorable impact from the non-amortization provisions of SFAS 142 of $.4 million and $1.2 million, respectively.

(3) The quarter and nine months ended September 30, 2002 include a favorable impact from the non-amortization provisions of SFAS 142 of $.5 million and $1.6 million, respectively.


Note I - New Accounting Pronouncements
--------------------------------------

FASB No. 141 and 142 are discussed in Note G above.
                                                   --

The SFAS issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), dated August 2001. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The Company adopted the provisions of SFAS 144, as of January 1, 2002, which did not have an impact on our financial position and results of operations.

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

Results of Operations
---------------------

On August 29, 2002, the Company purchased substantially all the assets and liabilities of Werner Rietschle Holding GmbH ("Rietschle"), a privately held company based in Schopfheim, Germany. See Note B in the notes to condensed consolidated financial statements. Results of Rietschle for the period after August 29, 2002 through September 30, 2002 are included in the Company's third quarter and nine-month year-to-date periods.

The Company's net income was $8.0 million in the third quarter ended September 30, 2002, compared to $6.6 million in the third quarter ended September 30, 2001. The third quarter of 2002 was positively impacted by the change in accounting for goodwill required by SFAS No. 142, which was effective January 1, 2002, and eliminated the recording of goodwill amortization. Compared to the previous year's third quarter, this change in accounting increased net income by $.8 million, or 5 cents per share. Excluding this impact for the accounting change, net income in the quarter ended September 30, 2002, would have increased 7.3% from the previous year's third quarter, primarily due to improvements in both operating Segments.

Nine month year-to-date net income was $24.0 million for the period ended September 30, 2002, compared to $21.2 million in the comparable 2001 period. The change in accounting increased net income by $2.5 million, or 16 cents per share in the nine months ended September 30, 2002. Excluding this impact for the accounting change, net income in the nine months ended September 30, 2002 would have increased 1.3% from the 2001 comparable period.

PUMP AND COMPRESSOR SEGMENT
Net sales during the third quarter ended September 30, 2002, increased 34.6% to $59.2 million compared to $44.0 million for the third quarter of 2001. Included in the 2002 third quarter were $11.6 million related to Rietschle net sales after August 29, 2002. Excluding the Rietschle net sales, the third quarter net sales would have increased 8.3%. The North American, European and Asia Pacific operations reported increases for the third quarter of 2002 compared to 2001, when excluding Rietschle net sales. Overall, the third quarter sales increase of 8.3%, excluding the impact of Rietschle, would have been reduced to 5.8%, if measured in constant exchange rates. This exchange rate impact on net sales was primarily related to the European operation due to the strengthening of the euro and British pound sterling. Year-to-date net sales for the nine-month period ended September 30, 2002, increased 10.4% to $155.2 million compared to $140.6 million for the comparable period in 2001. Included in the 2002 nine-month period were $11.6 million of Rietschle net sales. Excluding Rietschle, net sales for the nine-month period would have increased 2.1%. Excluding the impact of Rietschle, the Asia Pacific and European operations reported increases of 21.1% and 4.6%, respectively. The North American operations reported a slight decrease in net sales, primarily due to a very weak start early in the first quarter of 2002. Overall, the nine-month period net sales increase of 2.1%, excluding the impact of Rietschle, would have been reduced to 1.5%, if measured in constant exchange rates.

Operating income for the third quarter ended September 30, 2002, was $7.7 million or 31.0% higher than the prior year amount of $5.9 million. Included in the 2002 third quarter were $.5 million related to Rietschle operating income from activity after August 29, 2002, which included estimated purchase accounting adjustments. Excluding Rietschle, the third quarter operating income would have increased 21.8%. The 2002 results were positively impacted by $.1 million, due to the accounting change for goodwill amortization. The increase in operating income was primarily due to the sales volume increases, favorable sales mix and favorable exchange rate impacts. Excluding the impact of the accounting change for goodwill amortization, gross margins increased to 35.5% compared to 35.0%, for the third quarter 2002 versus 2001. Excluding the impact of Rietschle and purchase price adjustments, gross margins in the 2002 third quarter would have increased to 35.6%. SG&A expenses increased to 22.7% of net sales for the third quarter of 2002, compared to 21.6% for the comparable period in 2001. Excluding Rietschle and purchase price related adjustments, SG&A expenses would have decreased to 20.7% of net sales. Year-to-date operating income for the Pump and Compressor Segment for the nine months ended September 30, 2002, was $23.3 million or 5.8% higher than the prior year amount of $22.0 million. Rietschle's operating income of $.5 million was included in the nine-month

2002 period. Excluding Rietschle, the nine-month period operating income would have increased 3.4%. The 2002 results were positively impacted by $.4 million, due to the accounting change for goodwill amortization. The increase was primarily due to sales volume increases. Excluding the impact of the accounting change for goodwill amortization, gross margins were constant at 35.9% for the nine-month periods in 2002 and 2001. Excluding the impact of Rietschle and purchase price allocation adjustments, gross margins in the 2002 nine-month period would have stayed at 35.9%. SG&A expenses increased to 21.1% of net sales for the nine-month period in 2002, compared to 20.2% for the comparable period in 2001. Excluding Rietschle and purchase price related adjustments, SG&A expenses would have decreased to 20.4% of net sales in 2002.

LIGHTING SEGMENT
The Lighting Segment (GTG Joint Venture) earnings increased 15.2% to $7.5 million in the third quarter of 2002, compared to $6.5 million in the same period in 2001. The 2002 results were positively impacted by $.9 million, due to the accounting change for goodwill amortization. This $.9 million impact includes $.5 million related to amortization of Thomas' excess investment and $.4 million, which represents Thomas' 32% interest in GTG's $1.3 million of goodwill amortization in 2001. Therefore, excluding the impact from the accounting change, GTG's earnings increased .7% in 2002 compared to the 2001 third quarter. GTG's sales during the 2002 third quarter decreased 1.7% compared to the third quarter of 2001. The sales shortfall was primarily due to softness in the commercial and industrial markets while earnings improved due to aggressive cost control measures in the SG&A area. Year-to-date GTG earnings for the nine months ended September 30, 2002, increased 18.9% to $21.0 million, compared to $17.7 million in the 2001 first nine months. The 2002 results were positively impacted by $2.8 million, due to the accounting change for goodwill amortization. This $2.8 million impact includes $1.6 million related to amortization of Thomas' excess investment and $1.2 million, which represents Thomas' 32% interest in GTG's $3.9 million of goodwill amortization in 2001. Therefore, excluding the impact from the accounting change, GTG's earnings increased 2.8% in 2002 compared to the 2001 first nine months. GTG's sales during the 2002 first nine months decreased 3.4% compared to the first nine months of 2001.

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

CORPORATE
As noted in the Segment Disclosure footnote, consolidated operating income includes corporate expenses. Corporate expenses were $1.6 million for the third quarter of 2002, compared to $1.2 million for the comparable period in 2001. The 2002 amount included some increases for incentive and professional fee accruals, which were partially offset by savings from cost reductions implemented during the second half of 2001. Year-to-date corporate expenses for the nine month period ended September 30, 2002, were $4.5 million compared to $4.3 million in the comparable 2001 period.

Interest expense for the 2002 third quarter was $.9 million compared to $.9 million for the third quarter of 2001. Year-to-date interest expense for the nine month period ended September 30, 2002 was $2.1 million compared to $2.8 million for comparable 2001 period. The 2002 third quarter and nine month year-to-date interest expense amounts included $.2 million of interest expense associated with the Rietschle acquisition. The reduction in 2002 was primarily related to the $7.7 million payment of long-term debt on January 31, 2002, which carried a 9.36% annual interest rate, as well as higher short-term and other long-term borrowing levels in 2001.

Interest income and other for the 2002 third quarter was an expense of $.1 compared to income of $.3 million for the third quarter of 2001. The nine month total for 2002 was $.2 million compared to $1.3 million for the comparable 2001 period. The 2002 third quarter and nine month year-to-date included charges of $.2 million associated with Rietschle foreign currency losses. The decrease for the third quarter and September year-to-date periods also related to a $22.3 million note receivable with GTG, from which the Company received interest income during 2001. GTG paid off this $22.3 million note in November 2001 and the Company used some of these proceeds to partially pay down long-term debt.

Income tax provisions were $4.6 million and $4.0 million for the third quarter 2002 and 2001, respectively. The September year-to-date income tax provisions were $13.8 million and $12.7 million for 2002 and 2001, respectively. Effective tax rates were 36.5% in the 2002 periods and 37.5% for the 2001 periods. The decline in the effective tax rate was primarily due to the accounting change related to goodwill amortization.

Liquidity and Sources of Capital
--------------------------------

Cash and cash equivalents decreased $13.3 million to $16.2 million at September 30, 2002, compared to $29.5 million at December 31, 2001. This decrease was primarily related to the $7.7 million long-term debt payment on January 31, 2002, as well as $10.9 million used to pay down Rietschle bank debt on August 29, 2002. Cash flows provided by operations in the first nine months of 2002 were $14.3 million compared to $12.3 million provided by operations in the same period of 2001.

Dividends paid in the first nine months of 2002 were $3.9 million or $.255 per share. The 2001 dividends paid in the first nine months were $3.7 million or $.245 per share. The Company increased its quarterly dividend per share from $.075 to $.085, effective with the April 1, 2001 dividend.

As of September 30, 2002, the Company had standby letters of credit totaling $4.5 million with expiration dates during 2002. The Company anticipates that these letters of credit will be renewed at their expiration dates.

The Company announced in December 1999 that it planned to repurchase, from time to time depending on market conditions and other factors, up to 15 percent, or 2,373,000 shares, of its outstanding Common Stock in the open market or through privately negotiated transactions at the prevailing market prices. During the first nine months of 2002, no purchases were made. Through September 30, 2002, the Company has purchased, on a cumulative basis, 879,189 shares at a cost of $17.3 million under this plan, or an average cost of $19.72 per share. The Company plans to fund any purchase of Company common stock through a combination of cash flows generated from operating activities and uncommitted borrowing arrangements.

Working capital increased from $46.0 million at December 31, 2001, to $76.5 million at September 30, 2002, primarily due to the Rietschle acquisition on August 29, 2002.
                                              Sept. 30          December 31
                                              ------------------------------
Dollars in Thousands
                                                 2002             2001
                                              ------------------------------

Working capital                                  $ 76,451         $45,978
Current ratio                                        2.52            2.52
Long-term debt, less current portion             $104,336         $24,938
Long-term debt to total capital                      25.3%            9.5%

Certain loan agreements of the Company include restrictions on working capital, operating leases, tangible net worth, and the payment of cash dividends and stock distributions. Under the most restrictive of these arrangements, retained earnings of $97.2 million are not restricted at September 30, 2002. Thomas is in compliance with all covenants or other requirements set forth in its borrowing agreements. In the event of non-compliance or if Thomas prepays the debt, then Thomas would incur a penalty. At September 30, 2002, the prepayment penalty would have been approximately $2.1 million on a pre-tax basis.

As of September 30, 2002, the Company had short-term borrowing arrangements. Thomas currently expects to fund expenditures for capital requirements as well as liquidity needs from a combination of available cash balances, internally generated funds, and, if necessary, short-term financing arrangements. As of September 30, 2002, the Company had available credit of $120.0 million with banks under a revolving credit facility, of which $40.0 million was unused. Cash in excess of operating requirements will continue to be invested in high grade, short-term securities.

As disclosed in the footnotes to the consolidated financial statements, the Company does have a 32 percent interest in the GTG joint venture, which is accounted for using the equity method, and therefore, is an unconsolidated entity. At September 30, 2002 and December 31, 2001, except as described above, management was aware of no relationships with any other unconsolidated entities, financial partnerships, structured finance entities, or special purpose entities which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

o As the Company's business continues to expand outside the United States, the Company could experience changes in its ability to obtain or hedge against currency exchange rates and fluctuations in those rates. The Company could also be affected by nationalizations; unstable governments, economies, or legal systems; terrorist attacks; tariffs; or inter-governmental disputes. These currency, economic, and political uncertainties may affect the Company's results.

o With the August 29, 2002 acquisition of Rietschle, the Company is in the process of integrating the Rietschle business. There can be no assurance that the integration will occur in a timely fashion or in a manner which will allow the Company to realize the full benefit of its strategies. As part of the integration process, the Company plans on achieving certain synergies. There can be no assurance that the synergies will be realized in a timely manner, if at all.

o With the August 29, 2002 acquisition of Rietschle, the Company has a larger percentage of its net assets exposed to foreign currency risks, when these foreign currency risks may adversely affect the Company's results.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

The Company's long-term debt bears interest at fixed rates, with the exception of the $1.25 million Industrial Revenue Bond and the $80.0 million revolving credit facility that accrue interest at variable rates. Short-term borrowings are priced at variable interest rates. The Company's results of operations and cash flows, therefore, would only be affected by interest rate changes to the extent of variable rate debt. At September 30, 2002, $81.25 million was outstanding. A 100 basis point movement in the interest rate on the variable rate debt of $81.25 million would result in an $812,500 annualized effect on interest expense and cash flows.

The Company also has short-term investments, included in cash equivalents, of $8.9 million as of September 30, 2002 that bear interest at variable rates. Therefore, a 100 basis point movement in the interest rate would result in an approximate $89,000 annualized effect on interest income and cash flows.

The fair value of the Company's long-term debt is estimated based on current interest rates offered to the Company for similar instruments. A 100 basis point movement in the interest rate would result in an approximate $320,000 annualized effect on the fair value of long-term debt.

The Company has significant operations consisting of sales and manufacturing activities in foreign countries. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or changing economic conditions in the foreign markets in which the Company manufactures or distributes its products. Currency exposures for our Pump and Compressor Segment are concentrated in

Germany but exist to a lesser extent in other parts of Europe, Asia and South America. The Lighting Segment currency exposure is primarily in Canada.

Item 4.  Controls and Procedures

              Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days of the filing date of this report, that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previous mentioned evaluation.

PART II. OTHER INFORMATION
-------  -----------------


Item 2.  Changes in Securities and Use of Proceeds

              In connection with the Rietschle acquisition, described in Note B to the financial statements, on August 29, 2002, the Company issued 1,800,000 treasury shares of its common stock to Werner Rietschle Holding GmbH. This issuance was made in reliance on Regulation S, promulgated under the Securities Act of 1933, as amended.


Item 6.  Exhibits and Reports on Form 8-K


         (a)      Exhibits

                  3(a) Restated Certificate of Incorporation, as amended.

                  10.1 Credit Agreement dated August 28, 2002 among Thomas Industries Inc., Bank One, Kentucky, N.A., National City Bank of Kentucky, Sun Trust Bank, HVB Banque Luxembourg Societe Anonyme, and Wells Fargo Bank, N.A., as Lenders (the "Lenders"); Bank One, Kentucky, N.A., as Administrative Agent for itself and the other Lenders; National City Bank of Kentucky as Syndication Agent; Sun Trust Bank and HVB Banque Luxembourg Societe Anonyme as Co-Documentation Agents; and Banc One Capital Markets, Inc., as Lead Arranger and Sole Book Runner.

                  99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, filed herewith.

         (b) A Form 8-K was filed on August 29, 2002, announcing the acquisition of Werner Rietschle GmbH & Co. KG ("Rietschle").

                  A Form 8-K was filed September 12, 2002, related to the Rietschle acquisition, which included the purchase agreement and credit agreement as exhibits.

                  A form 8-K/A was filed November 12, 2002 related to the Rietschle acquisition, which amended the Form 8-K filed September 12, 2002 to include financial statements of Rietschle and certain pro forma financial information.

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

                                                THOMAS INDUSTRIES INC.
                                             -----------------------------------
                                                Registrant



                                             /s/ Phillip J. Stuecker
                                             -----------------------------------
                                             Phillip J. Stuecker, Vice President
                                             and Chief Financial Officer

Date    November 12, 2002
    -------------------------

                                 CERTIFICATIONS
                                 --------------

I, Timothy C. Brown, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Thomas Industries Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b)  any  fraud,   whether  or  not  material,   that  involves
         management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002

                                                     /s/ Timothy C. Brown
                                                     ---------------------------
                                                     Timothy C. Brown, Chairman,
                                                         President and CEO

                                 CERTIFICATIONS
                                 --------------

I, Phillip J. Stuecker, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Thomas Industries Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b)  any  fraud,   whether  or  not  material,   that  involves
         management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002


                                             /s/ Phillip J. Stuecker
                                             -----------------------------------
                                             Phillip J. Stuecker, Vice President
                                                 and Chief Financial Officer