Form 10-K
period 2002-12-31
THOMAS INDUSTRIES INC
filed 2003-03-28
CIK 97886

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K


                                   (MARK ONE)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2002

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
                           For the transition period from
                                                          -----------------

                          Commission File Number 1-5426
                          -----------------------------


                             THOMAS INDUSTRIES INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

       DELAWARE                                       61-0505332
------------------------               ----------------------------------------
(State of incorporation)               (I.R.S. Employer Identification Number)

4360 BROWNSBORO ROAD, LOUISVILLE, KENTUCKY                            40207
------------------------------------------                          ------------
 (Address of principal executive offices)                           (Zip Code)

                                  502/893-4600
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

             SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE
                        SECURITIES EXCHANGE ACT OF 1934:

      Title of Each Class            Name of Each Exchange on which Registered
-------------------------------      -------------------------------------------
Common Stock, $1 Par Value                    New York Stock Exchange
Preferred Stock Purchase Rights               New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2) Yes  X   No
                                        ---    ---
As of February 28, 2003, 17,144,420 shares of the registrant's Common Stock were outstanding (net of treasury shares and including directors' and executive officers' shares).

The aggregate market value of the voting stock held by non-affiliates of the Registrant at June 30, 2002, was approximately $425,100,000. The aggregate market value was computed by using the closing price of the common stock as of that date on the New York Stock Exchange. (For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.)

Portions of the Proxy Statement for the Annual Meeting of Shareholders on April 17, 2003, are incorporated by reference in Part III of this report.

Portions of the Annual Report to Shareholders for fiscal year ended December 31, 2002, are incorporated by reference in Parts I and II of this report.

PART I.

ITEM 1.  BUSINESS

  a.     General Development of Business.
         -------------------------------

         The company that was eventually to become known as Thomas Industries Inc. ("Thomas"or the "Company") was founded in 1928 as the Electric Sprayit Company. Electric Sprayit manufactured paint spraying machines, blowers, and air compressors in Chicago, Illinois. In 1948, Mr. Lee B. Thomas and a group of investors acquired Moe Brothers Manufacturing of Fort Atkinson, Wisconsin, a manufacturer of residential lighting products. In 1953, Moe Lighting and The Electric Sprayit Company merged to become Thomas Industries Inc.

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

         Significant additions to the Lighting business included the Lumec and Day-Brite Lighting acquisitions in 1987 and 1989. On August 30, 1998, Thomas and The Genlyte Group ("Genlyte") formed a lighting joint venture that combined substantially all of the assets and liabilities of Genlyte and substantially all of the lighting assets and related liabilities of Thomas to create Genlyte Thomas Group LLC (GTG), estimated to be the third largest manufacturer of lighting fixtures and controls in North America. Thomas owns a 32% interest in the joint venture, and Genlyte owns a 68% interest. Since the formation of the joint venture, GTG has made several acquisitions to fill product voids, including Fibre Light, Ledalight, Translite, Chloride and Vari-Lite.

         Significant additions to the Pump and Compressor business include ASF, Pneumotive, Brey, WISA, Welch and Oberdorfer, which were made from 1987 through 1999. On August 29, 2002, the Company purchased substantially all the assets and liabilities of Werner Rietschle Holding GmbH ("Rietschle"), a privately held company based in Schopfheim, Germany. Rietschle is a world leader in vacuum and pressure technology, which includes dry-running and oil-lubricated pumps, blowers, compressors, and pressure/vacuum pumps utilizing rotary vane, screw, roots and claw technologies. With the newly-launched Rietschle Thomas brand, Thomas intends to pursue further opportunities in markets such as printing, packaging, woodworking and many other applications that fit Rietschle technologies, including fuel cells.

         Website Access to Company Reports
         We make available free of charge through our website, www.thomasind.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Our internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.

  b.     Financial Information about Segments.
         ------------------------------------

         The information required by this item is set forth in Exhibit 13 under the heading "Notes to Consolidated Financial Statements," which information is contained in the Company's Annual Report to Shareholders and incorporated herein by reference

  c.     Narrative Description of Business.
         ---------------------------------

         Pump and Compressor Segment
         ---------------------------

         Since the formation of the lighting joint venture, Thomas is now focused on its Pump and Compressor business. Thomas is a leading supplier of pumps and compressors to the original equipment manufacturer (OEM) market in such applications as medical equipment, gasoline vapor and refrigerant recovery, automotive and transportation applications, printing, packaging, tape drives, laboratory equipment, and many other applications for consumer, commercial, and industrial uses. The Company designs, manufactures, markets, sells and services these products through worldwide operations. Pump and Compressor Group headquarters are as follows: North American Group--Sheboygan,
         Wisconsin; European Group--Puchheim, Germany; and Asia Pacific Group--Hong Kong, China.

         The Company has four manufacturing operations in the United States which manufacture rotary vane, linear, piston, and diaphragm pumps and compressors, and various liquid pump technologies. These products are directly sold worldwide to OEM's, as well as through fluid power and industrial distributors.

         Four German operations manufacture a complementary line of rotary vane, piston, linear, diaphragm, gear, side channel, radial, claw, screw, and rotary lobe pump and compressors, as well as various liquid pump technologies, air-centers and centralized systems. These products are distributed worldwide.

         The Company also maintains sales and service offices in Germany, U.S.A., Switzerland, Ireland, England, Italy, Switzerland, Sweden, France, Denmark, Netherlands, China, Japan, Taiwan, Mexico, Korea, New Zealand, Australia and Brazil. In many of these countries systems sales and production for end users for industrial, chemical and hospitals also takes place. The Corporate Office is in Louisville, Kentucky.

         The Company offers a wide selection of standard air compressors and vacuum pumps and will modify or design its products to meet exacting OEM applications. For the OEM market, the Company's pump and compressor products are now marketed under the Rietschle Thomas name worldwide. Other products are marketed under the brand names Welch (high vacuum systems for laboratory and chemical markets), Air-Pac (pnueumatic construction equipment), Vakuumatic (leakage detection systems), Medi-Pump (respiratory products), and Oberdorfer (liquid pumps).

         The medical equipment market, which includes oxygen concentrators, nebulizers, aspirators, and other devices, is important to the Company. Excluding Rietschle, company sales to medical equipment OEM's were approximately $67 million in 2002, $69 million in 2001, and $65 million in 2000. Oxygen concentrator OEM's represent a significant portion of the Company's sales in the medical equipment market. The Company believes it has the leading market share in the oxygen concentrator OEM market worldwide.

         No single customer of the Company accounted for 10 percent or more of the Company's net sales in 2002.

         Excluding the Rietschle acquisition, the backlog of unshipped orders was $47 million at December 31, 2002, and $38 million at December 31, 2001. The increase in backlog included $3.6 million of orders from Asia Pacific locations, which previously had not been tracking this activity, as well as an additional $5 million, which primarily related to increased activity in the automotive market. Not included above is another $15 million of backlog at December 31, 2002 related to our newly acquired Rietschle business. The Company believes substantially all of such orders are firm, although some orders are subject to cancellation. Substantially all of these orders are expected to be filled in 2003.

         The Company believes that it has adequate sources of materials and supplies for its business.

         There is no significant seasonal impact on the business of the Company.

         Lighting Segment
         ----------------

         On August 30, 1998, Thomas and Genlyte formed a lighting joint venture that combined substantially all of the assets and liabilities of Genlyte and substantially all of the lighting assets and related liabilities of Thomas to create GTG, estimated to be the third largest lighting fixture manufacturer in North America. Thomas owns a 32% interest in the joint venture and Genlyte owns a 68% interest.

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

         GTG's products primarily utilize incandescent, fluorescent, and high-intensity discharge (HID) light sources and are marketed primarily to distributors who resell the products for use in new residential, commercial, and industrial construction as well as in remodeling existing structures. Because GTG does not principally sell directly to the end user of its products, it's management cannot determine precisely the percentage of its revenues derived from the sale of products installed in each type of building, nor the percentage of its products sold for new construction versus remodeling. GTG's sales, like those of the lighting fixture industry in general, are partly dependent on the level of activity in new construction and remodeling.

         GTG designs, manufactures, markets, and sells the following types of products:

              Indoor fixtures - Incandescent, fluorescent, and HID lighting fixtures and lighting controls for commercial, industrial, institutional, medical, sports, entertainment, and residential markets, and task lighting for all markets.

              Outdoor fixtures - HID,  fluorescent,  and  incandescent  lighting
              fixtures   and    accessories    for    commercial,    industrial,
              institutional, sports, and residential markets.

         GTG's products are marketed by independent sales representatives and GTG direct sales personnel who sell to distributors, electrical wholesalers, mass merchandisers, and national accounts. In addition, GTG's products are promoted through architects, engineers, contractors, and building owners. GTG's products are principally sold throughout the United States, Canada, and Mexico.

         Thomas' investment in GTG is accounted for using the equity method of accounting. Under the terms of the LLC Agreement, any time on or after January 31, 2002, Thomas has the right (a "put right"), but not the obligation, to require the Joint Venture (GTG) to purchase all, but not less than all, of Thomas' ownership interest in GTG at the applicable purchase price. The purchase price shall be equal to the "Fair Market Value" of GTG multiplied by Thomas' ownership percentage in GTG. The "Fair Market Value" means the value of the total interests in GTG computed as a going concern, including the control premium.

         Also under the terms of the LLC Agreement, on or after the the final settlement or disposition of Genlyte's case related to the Keene Creditors Trust lawsuit against Genlyte and others, either Thomas or Genlyte has the right, but not the obligation to buy the other parties' interest in GTG (the "Offer Right"). If Thomas and Genlyte cannot agree on the terms, then GTG or the business of GTG shall be sold to the highest bidder. Either party may participate in bidding for the purchase of GTG or the business of GTG. On March 14, 2003, the Southern District of New York Federal District Court dismissed the Genlyte case noted above. The Creditors Trust has not indicated its intentions with respect to appeal; however, the Federal Rules of Civil Procedure provide for appeal as a matter of right with respect to any final judgment. The time for filing a Notice of Appeal by the Creditors Trust shall expire on the 30th day following entry of the Court's judgment, absent some other procedural action being taken by any party, which could suspend or delay the running of the time for a filing by the Creditors Trust of a Notice of Appeal. Therefore, as of March 28, 2003, no final settlement or disposition has occurred and neither party has the ability to exercise this right.

         In the event of a Change of Control (i) of Thomas, GTG has the right, but not the obligation, to purchase Thomas' interest for a purchase price equal to the Fair Market Value of GTG multiplied by Thomas' ownership interest in GTG or (ii) of Genlyte, Thomas has the right, but not the obligation, to sell its interest to the Joint Venture for a purchase price equal to Fair Market Value of GTG multiplied by Thomas' ownership interest in GTG. The definition of "Change of Control" includes the acquisition by any person of 25% or more of Thomas' outstanding common stock.

         In the event of a Deadlock (as defined below), Thomas may exercise its Put Right in accordance with the LLC Agreement or Genlyte may, in its sole discretion, cause the entire Joint Venture or business of GTG to be sold. A "Deadlock" shall be deemed to exist if (i) the Management Board of GTG fails to agree on a matter for which Special Approval is required in accordance with the LLC Agreement and (ii) such disagreement continues for 90 days. The definition of "Special Approval"includes the approval of at least a majority of the management board representatives, including, in all instances, approval by at least one representative appointed by Thomas.

  d.     Other
         -----

         The Company has a $120 million committed revolving line of credit with its banks through August 28, 2005, of which $78 million was being used at December 31, 2002. The Company also had uncommitted short-term borrowing arrangements being used by some of its foreign offices which totaled $1.5 million at December 31, 2002. The Company expects to fund working capital requirements from a combination of available cash balances, internally generated funds, and from the borrowing arrangements mentioned above.

         The Company has various patents and trademarks but does not consider its business to be materially dependent upon any individual patent or trademark. The majority of patents and trademarks resulted from the Rietschle acquisition.

         The Company competes across all of its product lines with many large and varied manufacturers, both domestic and foreign. Some of our competitors are publicly-held companies and some are private companies. The Company competes on the basis of quality, performance, service, and price. Thomas believes that it is able to maintain its competitive position because of the quality and breadth of its products and services and its global presence.

         During 2002, the Company spent $11,789,000 on research activities relating to the development of new products and the improvement of existing products. Substantially all of this amount was Company-sponsored activity. During 2001, the Company spent $10,369,000 on these activities and during 2000, $9,721,000.

         Continued compliance with present and reasonably expected federal, state, and local environmental regulations is not expected to have any material effect upon capital expenditures, earnings, or the competitive position of the Company and its subsidiaries.

         The Company employed approximately 2,260 people at December 31, 2002, of which 1,170 relate to Rietschle's operations.

  e.     Financial Information about Geographic Areas.
         --------------------------------------------

         See Notes to Consolidated Financial Statements, as set forth in Exhibit 13, which information is contained in the Company's 2002 Annual Report to Shareholders, and incorporated herein by reference, for financial information about foreign and domestic operations.

  f.     Executive Officers of the Registrant.
         ------------------------------------

                                                                     Year
                               Office or Position                First Elected
           Name                   with Company             Age   as an Officer
           ----                   ------------             ---   -------------

    Timothy C. Brown        Chairman of the Board,          52        1984
           (A)              President, Chief Executive
                            Officer, and Director

    Phillip J. Stuecker     Vice President of Finance,      51        1984
           (B)              Chief Financial Officer,
                            and Secretary

    Bernard R. Berntson     Vice President; General         63        1992
           (C)              Manager, North American
                            Pump and Compressor Group

    Peter H. Bissinger      Vice President; General         57        1992
           (D)              Manager, European
                            Pump and Compressor Group

    Dieter W. Rietschle     General Manager, TIWR           56        2002
           (E)              Holding GmbH & Co. KG

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

(C) Bernard R. Berntson was elected an officer effective December 14, 1992. Mr. Berntson had held the position of General Manager of the North American Pump and Compressor Group since 1987. Mr. Berntson has retired effective March 1, 2003.

(D) Peter H. Bissinger was elected an officer effective December 14, 1992, in addition to his position of President of ASF Thomas GmbH, a wholly owned subsidiary of the Company. Mr. Bissinger had held the position of President of ASF Thomas GmbH since 1979.

(E) Dieter W. Rietschle was appointed a General Manager of TIWR Holding GmbH and Co. KG, a wholly owned subsidiary of the Company, effective August 30, 2002. This was the date Mr. Rietschle joined the Company as a result of the acquisition of substantially all of the assets of Werner Rietschle Holding GmbH. Prior to this date, Mr. Rietschle was General Manager of Werner Rietschle Holding GmbH. On December 10, 2002, Mr. Rietschle was appointed director of the Company in accordance with the terms of the Rietschle acquisition agreement.

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

                               Number
                           of Facilities    Combined
         Segment           Owned   Leased  Square Feet     Nature of Facilities
         -------           -----   ------  -----------     --------------------

         Pump and Compressor  7       6     924,000      Manufacturing plants
                              7      46     308,000      Distribution and
                                                         service centers

         Corporate            --      1       6,900      Corporate headquarters
                               2     --     160,000      Leased to third parties

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

    The information required by this item is set forth in Exhibit 13 under the headings "Common Stock Market Prices and Dividends," and "Notes to Consolidated Financial Statements," which information is contained in the Company's 2002 Annual Report to Shareholders and incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

    The information required by this item is set forth in Exhibit 13 under the heading "Five-Year Summary of Operations and Statistics," which information is contained in the Company's 2002 Annual Report to Shareholders and incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required by this item is set forth in Exhibit 13 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," which information is contained in the Company's 2002 Annual Report to Shareholders and incorporated herein by reference.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's long-term debt bears interest at fixed rates, with the exception of the $1.25 million Industrial Revenue Bond and the $78.0 million revolving line of credit facility that accrue interest at variable rates, which can be fixed for six month intervals. Short-term borrowings of $1.5 million at December 31, 2002, are priced at variable interest rates. The Company's results of operations and cash flows, therefore, would only be affected by interest rate changes to its variable rate debt. At December 31, 2002, $80.7 million was outstanding. A 100 basis point movement in the interest rate on the variable rate debt of $80.7 million would result in an $807,000 annualized effect on interest expense and cash flows ($516,000 net of tax).

    The Company also has short-term investments, including cash equivalents, of $13.5 million as of December 31, 2002 that bear interest at variable rates. A 100 basis point movement in the interest rate would result in an approximate $135,000 annualized effect on interest income and cash flows ($86,000 net of tax).

    The fair value of the Company's long-term debt is estimated based on current interest rates offered to the Company for similar instruments. A 100 basis point movement in the interest rate would result in an approximate $260,000 annualized effect on the fair value of long-term debt ($166,000 net of tax).

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements and notes to consolidated financial statements of the registrant and its subsidiaries are set forth in Exhibit 13 under the headings "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements," which information is contained in the Company's 2002 Annual Report to Shareholders and incorporated herein by reference. The Report of Independent Auditors is also set forth in Exhibit 13 and is hereby incorporated herein by reference. In addition, financial statements of GTG are included in this Form 10-K on pages F-1 to F-23.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    On May 21, 2002, on the recommendation of the Audit Committee, the Board of Directors appointed Ernst & Young LLP ("Ernst & Young ") as the Corporation's independent auditors for the 2002 fiscal year, replacing Arthur Andersen LLP ("Arthur Andersen").

    Arthur Andersen's report on the financial statements for the fiscal year preceding dismissal contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal year and interim period preceding the dismissal, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or audit scope or procedure.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

a.       Directors of the Company
         ------------------------

         The information required by this item is set forth in registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 17, 2003, under the headings "Election of Directors" and "Section 16(a), Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference.

b.       Executive Officers of the Company
         ---------------------------------

         Reference is made to "Executive  Officers of the Registrant" in Part I,
         Item 1.f.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this item is set forth in registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 17, 2003, under the headings "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Board of Directors," which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is set forth in registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 17, 2003, under the heading "Securities Beneficially Owned by Principal Shareholders and Management," which information is incorporated herein by reference.

    Additionally, the following table is included regarding equity compensation plan information:


   EQUITY COMPENSATION PLAN INFORMATION
---------------------------------------------------------------------------------------------------------------------
                                (a)                          (b)                          (c)
---------------------------------------------------------------------------------------------------------------------
Plan Category                   Number of securities to be   Weighted-average exercise    Number    of     securities
                                issued  upon  exercise  of   price    of   outstanding    remaining   available   for
                                outstanding       options,   options,  warrants    and    future    issuance    under
                                warrants and rights          rights                       equity  compensation  plans
                                                                                          (excluding       securities
                                                                                          reflected in column (a))
---------------------------------------------------------------------------------------------------------------------
Equity    compensation   plans
approved by security holders
                                    1,616,359                      $19.34                      453,900
---------------------------------------------------------------------------------------------------------------------
Equity  compensation plans not
approved by security holders
                                       0                             0                            0
---------------------------------------------------------------------------------------------------------------------
Total                               1,616,359                      $19.34                      453,900
---------------------------------------------------------------------------------------------------------------------


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The primary information required by this item is set forth in registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 17, 2003, under the headings "Securities Beneficially Owned by Principal Shareholders and Management", "Election of Directors", "Executive Compensation", "Board of Directors" and "Compensation Committee Interlocks and Insider Participation," which information is incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES

   Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days of the filing date of this report, that our disclosure controls and procedures are effective in all material respects in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previous mentioned evaluation.

PART IV.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  a.     (1) Financial Statements
             --------------------

             The   following   consolidated   financial   statements  of  Thomas
             Industries Inc., included in the Company's 2002 Annual Report to Shareholders, are included in Part II, Item 8:

                  Consolidated Balance Sheets -- December 31, 2002 and 2001 Consolidated Statements of Income -- Years ended December 31,
                    2002, 2001, and 2000
                  Consolidated Statements of Shareholders' Equity -- Years ended
                    December 31, 2002, 2001, and 2000
                  Consolidated  Statements of Cash Flows -- Years ended December
                    31, 2002, 2001, and 2000
                  Notes  to  Consolidated Financial Statements  --  December 31,
                    2002

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

         (3) Listing of Exhibits
             --------------------

                  Exhibit No.                         Exhibit
                  -----------                         -------

                      2(a) Agreement for Purchase of Equity Interests and Shares (English translation) dated August 29, 2002, by and among Thomas Industries Inc., Werner Rietschle Holding GmbH, TIWR Holding GmbH & Co. KG, TIWR Netherlands Holdings C.V., TIWR U.K. Limited, TI France SAS, Thomas Industries Australia Pty. Ltd.
                                        and TI  Luxembourg  S.A.R.L.,  filed  as
                                        Exhibit 2.1 to Form 8-K filed  September
                                        12,   2002,   herein   incorporated   by
                                        reference.

                      3(a) Restated Certificate of Incorporation, as amended, filed as Exhibit 3(a) to Form 10-Q filed November 13, 2002, herein incorporated by reference.

                      3(b) Bylaws, as amended December 10, 2002, filed herewith.

                      4(a)(1) Thomas Industries Holdings, Inc., Thomas Industries Inc. Note Agreement Amended and Restated as of November 6, 1998, filed herewith.

                  Exhibit No.                         Exhibit
                  -----------                         -------

                      4(a)(2) Thomas Industries Holdings, Inc., Thomas Industries Inc. First Amendment dated as of July 30, 2002 to Note Agreement Amended and Restated as of November 6, 1998.

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
                                        incorporated by reference.

                     10(d) Severance pay policy of the Company, effective October 1, 1988, covering all Executive Officers, filed as Exhibit
                                        10(d)  to  registrant's  report  on Form
                                        10-K  dated  March  23,   1989,   hereby
                                        incorporated by reference. registrant's

                  Exhibit No.                         Exhibit
                  -----------                         -------

                     10(e) Nonemployee Director Stock Option Plan as Amended and Restated as of February 5, 1997, filed as Exhibit 10(h) to registrant's report on Form 10-K dated March 20, 1997, hereby incorporated by reference.

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

                     10(g)(1) Service Agreement with Dieter Rietschle (English translation) dated September 20, 2002, filed herewith.

                     10(g)(2)           Employment    Agreement    with    Peter
                                        Bissinger  (English  translation)  dated
                                        January 1, 2003, filed herewith.

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

                  Exhibit No.                         Exhibit
                  -----------                         -------

                     10(l) Credit Agreement dated August 28, 2002 among Thomas Industries Inc., Bank One, Kentucky, N.A., National City Bank of Kentucky, Sun Trust Bank, HVB Banque Luxembourg Societe Anonyme, and Wells Fargo Bank, N.A., as Lenders (the "Lenders"); Bank One, Kentucky, N.A., as Administrative Agent for itself and the other Lenders; National City Bank of Kentucky as Syndication Agent; Sun Trust Bank and HVB Banque Luxembourg Societe Anonyme as Co-Documentation Agents; and Banc One Capital Markets, Inc. as Lead Arranger and Sole Book Runner, filed as
                                        Exhibit 10.1 to Form 10-Q filed November
                                        13,   2002,   herein   incorporated   by
                                        reference.

                      13 Certain portions of the Company's 2002 Annual Report to Shareholders as specified in Parts I and II, hereby incorporated by reference in this Annual Report on Form 10-K, filed herewith.

                     16 Letter regarding change in certifying accountant of the registrant from Arthur Andersen LLP dated May 21, 2002, filed as Exhibit 16.1 to the registrant's Form 8-K dated May 21, 2002, hereby incorporated by reference.

                     21 Subsidiaries of the Registrant, filed herewith.

                     23(a) Consent of Ernst & Young LLP, filed herewith.

                     23(b) Information regarding consent of Arthur Andersen LLP, filed herewith.

                     23(c) Consent of Ernst & Young LLP, filed herewith.

                     23(d) Information regarding consent of Arthur Andersen LLP, filed herewith.

                     99.1               Certifications   Pursuant  to  18  U.S.C
                                        Section  1350,  as adopted  pursuant  to
                                        Section 906 of the Sarbanes-Oxley Act of
                                        2002, filed herewith.

  b.     Reports on Form 8-K
         -------------------

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

                                    THOMAS INDUSTRIES INC.


Date: March 28, 2003                  By  /s/ Timonthy C. Brown
                                        ----------------------------------------
                                        Timothy C. Brown, Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                          Title                     Date
         ---------                          -----                     ----


/s/ Timothy C. Brown
----------------------------------   Chairman of the Board;           3/28/03
Timothy C. Brown                     President; Chief Executive
                                     Officer; Director
                                     (Principal Executive Officer)

/s/ Phillip J. Stuecker
----------------------------------   Vice President of Finance;       3/28/03
Phillip J. Stuecker                  Chief Financial Officer;
                                     Secretary
                                     (Principal Financial Officer)

/s/ Roger P. Whitton
----------------------------------   Controller                       3/28/03
Roger P. Whitton                     (Principal Accounting Officer)



/s/ Wallace H. Dunbar
----------------------------------   Director                         3/28/03
Wallace H. Dunbar



/s/ H. Joseph Ferguson
----------------------------------   Director                         3/28/03
H. Joseph Ferguson



/s/ Lawrence E. Gloyd
----------------------------------   Director                         3/28/03
Lawrence E. Gloyd

              Signature                     Title                     Date
              ---------                     -----                     ----



/s/ William M. Jordan
----------------------------------   Director                         3/28/03
William M. Jordan



/s/ Franklin J. Lunding, Jr.
----------------------------------   Director                         3/28/03
Franklin J. Lunding, Jr.



/s/ Anthony A. Massaro
----------------------------------   Director                         3/28/03
Anthony A. Massaro



/s/ Dieter W. Rietschle
----------------------------------   Director                         3/28/03
Dieter W. Rietschle

                                 CERTIFICATIONS
                                 --------------

I, Timothy C. Brown, certify that:

         1. I have reviewed this annual report on Form 10-K of Thomas Industries Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003
                                               /s/ Timothy C. Brown
                                               ---------------------------------
                                               Timothy C. Brown
                                               Chairman, President and CEO

                                 CERTIFICATIONS
                                 --------------

I, Phillip J. Stuecker, certify that:

         1. I have reviewed this annual report on Form 10-K of Thomas Industries Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003
                                      /s/ Phillip J. Stuecker
                                      ------------------------------------------
                                      Phillip J. Stuecker
                                      Vice President and Chief Financial Officer

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

Following are audited financial statements of GTG for the years ended December 31, 2002, 2001, and 2000.

REPORT OF INDEPENDENT AUDITORS

To the Members of Genlyte Thomas Group LLC:

We have audited the accompanying consolidated balance sheet of Genlyte Thomas Group LLC and Subsidiaries (the Company) as of December 31, 2002 and the related consolidated statements of income, members' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of December 31, 2001 and for each of the two years in the period ended December 31, 2001 were audited by other auditors who have ceased operations and whose report dated January 18, 2002 expressed an unqualified opinion on those statements.

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

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Genlyte Thomas Group LLC and Subsidiaries at December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2, in 2002 the Company changed its method of accounting for goodwill and other intangible assets.

As discussed above, the financial statements of the Company as of December 31, 2001 and for each of the two years in the period ended December 31, 2001 were audited by other auditors who have ceased operations. As discussed in Note 2, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards (Statement) No. 142, "Goodwill and Other Intangible Assets", which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 2 with respect to 2001 and 2000 included (a) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income. In our opinion, the disclosures for 2001 and 2000 in
Note 2 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of the Company other than with respect to such adjustments related to Note 2, and accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.


/s/ Ernst & Young, LLP

Louisville, Kentucky
   January 22, 2003

THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP AS ARTHUR ANDERSEN LLP CEASED OPERATIONS IN AUGUST 2002.

THE FOLLOWING REPORT IS A COPY OF THE PREVIOUSLY ISSUED ARTHUR ANDERSEN LLP REPORT.

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


/s/ Arthur Andersen LLP


Louisville, Kentucky
    January 18, 2002



                    GENLYTE THOMAS GROUP LLC AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Amounts in thousands)


                                                               For the years ended December 31,
                                                           ---------------------------------------------
                                                            2002              2001              2000
                                                           ---------------------------------------------

Net sales                                                  $970,304         $ 985,176        $ 1,007,706
     Cost of sales                                          630,433           636,582            651,304
                                                           ---------------------------------------------
Gross profit                                                339,871           348,594            356,402
     Selling and administrative expenses                    239,730           248,005            257,583
     Amortization of goodwill                                     -             5,211              4,388
     Amortization of other intangible assets                    851               796                228
                                                           ---------------------------------------------
Operating profit                                             99,290            94,582             94,203
     Interest expense, net of interest income                   606             3,699              4,184
     Minority interest                                          240               (54)              (140)
                                                           ---------------------------------------------
Income before income taxes                                   98,444            90,937             90,159
     Income tax provision                                     7,804             6,064              6,622
                                                           ---------------------------------------------
Net income                                                 $ 90,640          $ 84,873           $ 83,537
                                                           =============================================

The accompanying notes are an integral part of these consolidated financial statements.




                      GENLYTE THOMAS GROUP LLC AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                               (Amounts in thousands)

                                                                         As of December 31,
                                                                        --------------------------
                                                                        2002             2001
                                                                        --------------------------
Assets:
Current Assets:
     Cash and cash equivalents                                           $ 111,539        $ 59,691
     Accounts receivable, less allowances for doubtful
         accounts of  $10,616 and $10,111, respectively                    148,279         141,658
     Inventories                                                           136,470         132,932
     Other current assets                                                    8,850           8,763
                                                                        --------------------------
Total current assets                                                       405,138         343,044
Property, plant and equipment, at cost:
     Land and land improvements                                              7,447           6,490
     Buildings and leasehold improvements                                   81,764          83,318
     Machinery and equipment                                               276,353         273,154
                                                                        --------------------------
Total property, plant and equipment                                        365,564         362,962
     Less: Accumulated depreciation and amortization                       257,988         252,515
                                                                        --------------------------
Net property, plant and equipment                                          107,576         110,447
Goodwill, net of accumulated amortization                                  134,231         135,417
Other intangible assets, net of accumulated amortization                    22,195          22,280
Other assets                                                                 3,841           7,933
                                                                        --------------------------
Total Assets                                                             $ 672,981       $ 619,121
                                                                        ===========================
Liabilities & Members' Equity:
Current Liabilities:
     Current maturities of long-term debt                                  $ 4,100         $ 3,284
     Accounts payable                                                       87,201          82,150
     Related-party payables                                                 30,483          19,705
     Accrued expenses                                                       65,427          65,406
                                                                        --------------------------
Total current liabilities                                                  187,211         170,545
Long-term debt                                                              33,028          36,989
Deferred income taxes                                                        4,459           3,991
Accrued pension                                                             25,406          15,925
Minority interest                                                              677            (194)
Other long-term liabilities                                                  6,225           5,862
                                                                        --------------------------
Total liabilities                                                          257,006         233,118
Commitments and contingencies  (See notes (12) and (13))
Members' Equity:
     Accumulated other comprehensive income (loss)                         (26,965)         (9,076)
     Other members' equity                                                 442,940         395,079
                                                                        --------------------------
Total members' equity                                                      415,975         386,003
                                                                        --------------------------
Total Liabilities & Members' Equity                                      $ 672,981       $ 619,121
                                                                        ==========================

The accompanying notes are an integral part of these consolidated financial statements.




                    GENLYTE THOMAS GROUP LLC AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
                             (Amounts in thousands)





                                                               Accumulated
                                                                  Other            Other           Total
                                                               Comprehensive       Members'        Members'
                                                               Income (Loss)       Equity          Equity
                                                               --------------------------------------------
Members' equity, December 31, 1999                                $ 3,158       $ 306,010    $ 309,168

Net income                                                              -          83,537          83,537
Increase in minimum pension liability                                (277)              -            (277)
Foreign currency translation adjustments                           (2,006)              -          (2,006)
                                                               --------------------------------------------
Total comprehensive income                                         (2,283)         83,537          81,254

Distributions to members                                                -         (43,116)        (43,116)
                                                               --------------------------------------------
Members' equity, December 31, 2000                                    875         346,431         347,306

Net income                                                              -          84,873          84,873
Increase in minimum pension liability                              (6,424)              -          (6,424)
Foreign currency translation adjustments                           (3,527)              -          (3,527)
                                                               --------------------------------------------
Total comprehensive income                                         (9,951)         84,873          74,922

Distributions to members                                                -         (36,225)        (36,225)
                                                               --------------------------------------------
Members' equity, December 31, 2001                                 (9,076)        395,079         386,003

Net income                                                              -          90,640          90,640
Increase in minimum pension liability, before tax                 (18,450)              -         (18,450)
    Related tax effect                                                541               -             541
                                                               --------------------------------------------
Increase in minimum pension liability, after tax                  (17,909)         90,640          72,731
Foreign currency translation adjustments                               20               -              20
                                                               --------------------------------------------
Total comprehensive income                                        (17,889)         90,640          72,751

Contribution from Thomas                                                -             299             299
Distributions to members                                                -         (43,078)        (43,078)
                                                               --------------------------------------------
Members' equity, December 31, 2002                              $ (26,965)      $ 442,940       $ 415,975
                                                               ============================================


The accompanying notes are an integral part of these consolidated financial statements.



                 GENLYTE THOMAS GROUP LLC & SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Amounts in thousands)



                                                                                For the years ended December 31,
                                                                              -----------------------------------------
                                                                                 2002            2001            2000
                                                                              -----------------------------------------

Cash Flows From Operating Activities:
Net income                                                                     $ 90,640        $ 84,873        $ 83,537
Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization                                               23,169          28,172          25,664
     Net loss (gain) from disposals of property, plant and equipment              1,010            (807)            (77)
     Provision for doubtful accounts receivable                                   2,170             424            (718)
     Provision (benefit) for deferred income taxes                                 (134)           (150)          1,575
     Changes in assets and liabilities, net of effect of acquisitions:
        (Increase) decrease in:
           Accounts receivable                                                   (7,640)          1,520          18,899
           Related-party receivables                                                  -           1,204          (1,204)
           Inventories                                                            2,069          19,419         (10,726)
           Other current assets                                                      24          (1,199)            204
           Intangible and other assets                                            8,195           5,017             481
        Increase (decrease) in:
           Accounts payable                                                       4,261         (15,517)          7,894
           Related-party payables                                                10,598          12,683          (1,740)
           Accrued expenses                                                        (560)         (5,671)         (5,721)
           Deferred income taxes, long-term                                         581            (130)          1,439
           Minority interest                                                        874             (54)           (140)
           Other long-term liabilities                                           (8,059)         (3,486)            (49)
     All other, net                                                                (977)            (79)            566
                                                                              -----------------------------------------
Net cash provided by operating activities                                       126,221         126,219         119,884
                                                                              -----------------------------------------
Cash Flows From Investing Activities:
Acquisitions of businesses, net of cash received                                (10,641)         (2,900)        (59,145)
Purchases of property, plant and equipment                                      (18,912)        (20,250)        (28,423)
Proceeds from sales of property, plant and equipment                              1,807           1,597           1,347
                                                                              -----------------------------------------
Net cash used in investing activities                                           (27,746)        (21,553)        (86,221)
                                                                              -----------------------------------------
Cash Flows From Financing Activities:
Proceeds from long-term debt                                                          -          14,000          47,600
Reductions of long-term debt                                                     (3,318)        (43,040)        (35,029)
Distributions to members                                                        (43,078)        (36,225)        (43,116)
                                                                              -----------------------------------------
Net cash used in financing activities                                           (46,396)        (65,265)        (30,545)
                                                                              -----------------------------------------
Effect of exchange rate changes on cash and cash equivalents                       (231)         (3,527)         (2,006)
                                                                              -----------------------------------------
Net increase in cash and cash equivalents                                        51,848          35,874           1,112
Cash and cash equivalents at beginning of year                                   59,691          23,817          22,705
                                                                              -----------------------------------------
Cash and cash equivalents at end of year                                      $ 111,539        $ 59,691        $ 23,817
                                                                              =========================================



The accompanying notes are an integral part of these consolidated financial statements.



                    Genlyte Thomas Group LLC and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (Dollars in thousands)


(1)      DESCRIPTION OF BUSINESS
Genlyte Thomas Group LLC ("GTG" or the "Company"), a Delaware limited liability company, is a United States based multinational company. The Company designs, manufactures, and sells lighting fixtures and controls for a wide variety of applications in the commercial, residential, and industrial markets in North America. The Company's products are marketed primarily to distributors who resell the products for use in commercial, residential, and industrial construction and remodeling. The Company is the result of the business combination discussed in note (3) "Formation of Genlyte Thomas Group LLC."

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of GTG and all majority-owned subsidiaries, and also include other entities that are jointly owned by The Genlyte Group Incorporated ("Genlyte") and Thomas Industries Inc. ("Thomas"), all of which entities in total operationally comprise GTG. Intercompany accounts and transactions have been eliminated. Investments in affiliates owned less than 50%, and over which the Company exercises significant influence, are accounted for using the equity method, under which the Company's share of these affiliates' earnings is included in income as earned.

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

REVENUE RECOGNITION: The Company records sales revenue when products are shipped, which is when legal title passes to the customer and the risks and rewards of ownership have transferred. A provision for estimated returns and allowances is recorded as a sales deduction.

CUSTOMER REBATES: In 2001, the Company began classifying all customer rebates as sales deductions. Prior to 2001, the Company had been classifying most rebates paid to customers as sales deductions, but certain rebates were classified as selling and administrative expenses. The effect in 2001 was to reclassify $3,007 to net sales (decrease) from selling and administrative expenses (decrease). The 2000 statement of income has not been reclassified to conform to the 2001 and 2002 classification, because the amount, $3,125, is not considered material.

SHIPPING AND HANDLING COSTS: In compliance with Emerging Issues Task Force issue 00-10, "Accounting for Shipping and Handling Fees and Costs," the Company includes in net sales all amounts billed to customers that relate to shipping and handling. Shipping and handling costs billed to customers and included in net sales were $7,372 in 2002, $7,502 in 2001, and $7,664 in 2000. Shipping and
handling costs included in selling and administrative expenses were $45,724 in 2002, $50,552 in 2001, and $52,805 in 2000.

STOCK-BASED COMPENSATION COSTS: At December 31, 2002, Genlyte had two stock-based compensation (stock option) plans, which are described more fully in note (14) "Stock Options." Genlyte accounts for those plans using the intrinsic value method of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. As a consolidated subsidiary of Genlyte, GTG is also required to apply APB 25 to stock-based compensation for stock options granted by Genlyte to employees of GTG. Therefore, GTG also accounts for those plans using the intrinsic value method. Because all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based compensation cost has been recognized in the consolidated statements of income.

Had stock-based compensation cost for the plans been determined using the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the effect on the Company's net income for the years ended December 31 would have been as follows:



                                                               2002        2001         2000
         ------------------------------------------------------------------------------------
         Net income, as reported                           $ 90,640    $ 84,873     $ 83,537
         Stock-based compensation cost using
            fair value method                                 3,123       2,042          751
                                                      ---------------------------------------
         Net income, pro forma                             $ 87,517    $ 82,831     $ 82,786
                                                      =======================================


ACCOUNTING FOR STOCK-BASED COMPENSATION INCURRED BY INVESTORS: Thomas has also granted stock options to certain employees of GTG. According to Emerging Issues Task Force issue 00-12, "Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee," an investee should recognize the costs of the stock-based compensation incurred by an investor on its behalf, and a corresponding capital contribution. Therefore, in 2002, the Company (the investee) recorded $299 of stock-based compensation expense in selling and administrative expenses and the same amount as a contribution from Thomas (the investor) in the consolidated statement of members' equity.

ADVERTISING COSTS: The Company expenses advertising costs principally as incurred. Certain catalog, literature, and display costs are amortized over their useful lives, from 6 to 24 months. Total advertising expenses, classified as selling and administrative expenses, were $8,538 in 2002, $10,373 in 2001, and $12,221 in 2000.

RESEARCH AND DEVELOPMENT COSTS: Research and development costs are expensed as incurred. These expenses, classified as selling and administrative expenses, were $8,521 in 2002, $9,359 in 2001, and $8,510 in 2000.

CASH EQUIVALENTS: The Company considers all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents.

ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE: The Company maintains allowances for doubtful accounts receivable for estimated uncollectible invoices resulting from the customer's inability to pay (bankruptcy, out of business, etc.) as well as the customer's refusal to pay (returned products, billing errors, disputed amounts, etc.). Management's estimated allowances are based on the aging of the invoices, historical collections, amounts disputed by customers, and the customer's financial status.

CONCENTRATION OF CREDIT RISK: Assets that potentially subject the Company to concentration of credit risk are cash and cash equivalents and accounts receivable. The Company invests its cash primarily in high-quality institutional money market funds with maturities of less than three months and limits the amount of credit exposure to any one financial institution. The Company provides credit to most of its customers in the ordinary course of business, and collateral or other security may be required in certain situations. The Company conducts ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Concentration of credit risk with respect to accounts receivable is limited due to the wide variety of customers and markets to which the Company sells. As of December 31, 2002, management does not consider the Company to have any significant concentration of credit risk.

INVENTORIES: Inventories are stated at the lower of cost or market and include materials, labor, and overhead. Inventories at December 31 consisted of the following:
                                                       2002          2001
         -----------------------------------------------------------------
         Raw materials                             $ 53,428      $ 51,595
         Work in process                             15,104        13,582
         Finished goods                              67,938        67,755
                                             -----------------------------
         Total inventories                        $ 136,470     $ 132,932
                                             =============================

Inventories valued using the last-in, first-out ("LIFO") method represented approximately 83% of total inventories at December 31, 2002 and 2001. Inventories not valued at LIFO (primarily inventories of Canadian operations) are valued using the first-in, first-out ("FIFO") method. On a FIFO basis, which approximates current cost, inventories would have been $2,337 and $2,616 lower than reported at December 31, 2002 and 2001, respectively.

During each of the last three years, certain inventory quantity reductions caused partial liquidations of LIFO inventory layers (in some cases including the base), the effects of which increased 2002 pre-tax income by $114, increased 2001 pre-tax income by $1,047, and decreased 2000 pre-tax income by $591.

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

         Land improvements                         10 - 25 years
         Buildings and leasehold improvements      10 - 40 years
         Machinery and equipment                    3 - 10 years

Leasehold improvements are amortized over the terms of the respective leases, or over their estimated useful lives, whichever is shorter. Depreciation and amortization of property, plant and equipment, including assets recorded under capital leases, was $22,318 in 2002, $22,165 in 2001, and $21,048 in 2000.
Accelerated methods of depreciation are used for income tax purposes, and appropriate provisions are made for the related deferred income taxes for the foreign subsidiaries.

When the Company sells or otherwise disposes of property, plant and equipment, the asset cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is recorded in selling and administrative expenses in the consolidated statements of income.

Maintenance and repairs are expensed as incurred. Renewals and improvements that extend the useful life of an asset are capitalized and depreciated or amortized over the remaining useful lives of the respective assets.

TRANSLATION OF FOREIGN CURRENCIES: Balance sheet accounts of foreign subsidiaries are translated into U.S. dollars at the rates of exchange in effect as of the balance sheet date. The cumulative effects of such adjustments are charged to the foreign currency translation adjustment component of accumulated other comprehensive income (loss) in members' equity. Income and expenses are translated at the average exchange rates prevailing during the year. Net gains or (losses) resulting from foreign currency transactions of $151 in 2002, $88 in 2001, and ($80) in 2000 are included in selling and administrative expenses.

COLLECTIVE BARGAINING AGREEMENTS: As of December 31, 2002, the Company had 2,569 employees, or 50.6% of the total employees, who were members of various collective bargaining agreements. Several of these collective bargaining agreements, covering 799 employees, which is 31.1% of the collective bargaining employees and 15.8% of the total employees, will expire in 2003. Management does not expect the expiration and renegotiation of these agreements to have a significant impact on 2003 production.

FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying amounts of cash equivalents and long-term debt approximate fair value because of their short-term maturity and/or variable market-driven interest rates.

ADOPTION OF NEW  ACCOUNTING  STANDARD  REGARDING  GOODWILL AND OTHER  INTANGIBLE
ASSETS: On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are no longer amortized, but instead are subject to an assessment for impairment on a reporting unit basis by applying a fair-value-based test annually, and more frequently if circumstances indicate a possible impairment.

If a reporting unit's net book value is more than its fair value, and the reporting unit's net book value of its goodwill and intangible assets with indefinite lives exceeds the fair value of those assets, an impairment loss is recognized in an amount equal to the excess net book value of the goodwill and intangible assets. Separate intangible assets that are not deemed to have an indefinite life continue to be amortized over their useful lives.

The Company tested the goodwill of all of its reporting units, which are a level below the reportable segments disclosed in note (17) "Segment Reporting," for impairment during the fourth quarter of 2002 using a present value of future cash flows valuation method. This process did not result in any impairment to be recorded.

Prior to the adoption of SFAS No. 142, the Company had $4,922 of goodwill acquired prior to 1971 that was not amortized and $165,928 of goodwill acquired after 1970 that was amortized on a straight-line basis over periods ranging from 10 to 40 years. Had the Company accounted for goodwill in accordance with SFAS No. 142 in 2001 and 2000, net income for the years ended December 31 would have been as follows:


                                                            2002         2001           2000
         ------------------------------------------------------------------------------------
         Reported net income                            $ 90,640       $84,873      $ 83,537
         Add back: Goodwill amortization *                     -         4,991         4,059
                                                      ---------------------------------------
         Adjusted net income                            $ 90,640      $89,864       $ 87,596
                                                      =======================================

         * Goodwill amortization is after tax effects.



The changes in the net carrying amounts of goodwill by segment for the year ended December 31, 2002 were as follows:

                                                                                             Industrial
                                                         Commercial       Residential         and Other        Total
         --------------------------------------------------------------------------------------------------------------
         Balance as of January 1, 2002                     $ 108,511         $ 22,576          $ 4,330        $ 135,417
         Acquisition of business                               2,891                -                -            2,891
         Adjustments to goodwill acquired
            previously                                        (3,504)            (858)               -           (4,362)
         Effect of exchange rate change on
            Canadian goodwill                                    285                -                -              285
                                                   --------------------------------------------------------------------
         Balance as of December 31, 2002                   $ 108,183         $ 21,718          $ 4,330        $ 134,231
                                                   ====================================================================


Summarized information about the Company's other intangible assets follows:


                                                        As of December 31, 2002           As of December 31, 2001
         -------------------------------------------------------------------------------------------------------------
                                                           Gross                               Gross
                                                          Carrying        Accumulated         Carrying      Accumulated
                                                            Amount       Amortization           Amount     Amortization
                                                   -------------------------------------------------------------------
         Amortized intangible assets:
         License agreement                                 $12,500             $ 938         $ 12,500           $ 521
         Non-competition agreements                         10,950               798           10,500             438
         Patents and other                                     532               126              313              74
                                                   -------------------------------------------------------------------
         Total                                             $23,982            $1,862         $ 23,313          $1,0330
                                                   ===================================================================
         Unamortized intangible assets:
         Trademarks                                         $   75                             $    -
                                                   ===================================================================


The Company amortizes the license agreement over its contractual life of 30 years, the non-competition agreements over their contractual lives of two and 30 years, and patents and other over two to 15 years. Amortization expense for intangible assets (other than goodwill) was $851 in 2002, $796 in 2001, and $228 in 2000. Estimated amortization expense for intangible assets for the next five full years is $902 for 2003, $893 for 2004, $872 for 2005, $872 for 2006, and
$867 for 2007.
                                     F - 11

ADOPTION OF NEW FASB  INTERPRETATION  REGARDING  ACCOUNTING  AND  DISCLOSURE  BY
GUARANTORS: Financial Accounting Standards Board ("FASB") Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (the "Interpretation") was issued in November 2002. The Interpretation contains recognition and measurement provisions that require certain guarantees to be recorded as a liability, at the inception of the guarantee, at fair value. Current accounting practice is to record a liability only when a loss is probable and reasonably estimable. The Interpretation also requires a guarantor to make new disclosures. The recognition and measurement provisions are effective for guarantees issued after December 31, 2002. Management is currently analyzing the provisions of the Interpretation, but does not expect its adoption to have a significant impact on the Company's financial condition or results of operations.

The disclosure requirements of the Interpretation became effective on December 31, 2002. For the Company, the required disclosures relate only to product warranties. The Company offers a limited warranty that its products are free of defects in workmanship and materials. The specific terms and conditions may vary somewhat by product line, but generally cover defects returned within one, two, three, or five years from date of shipment. The Company records warranty liabilities to cover repair or replacement of defective returned products. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company's warranty liabilities, which are included in accrued expenses in the accompanying consolidated balance sheets, during the years ended December 31 were as follows:

                                                            2002         2001
         ---------------------------------------------------------------------
         Balance, beginning of year                       $1,247       $1,283
         Additions applicable to business acquired           250            -
         Additions charged to expense                      3,743        4,065
         Deductions for repairs and replacements           3,357        4,101
                                                       -----------------------
         Balance, end of year                             $1,883       $1,247
                                                       =======================

OTHER NEW ACCOUNTING STANDARDS: On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets to be disposed of by sale be measured at the lower of net book value or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such reporting to discontinued segments of a business. The adoption of SFAS No. 144 did not have a material impact on the Company's financial condition or results of operations during 2002. However, future plans to dispose of long-lived assets could result in charges against operations to write down long-lived asset values.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities," which is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 nullifies EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. A commitment to an exit or disposal plan no longer will be sufficient basis for recording a liability for those activities. The adoption of SFAS No. 146 in 2003 is not expected to have an immediate material impact on the Company's financial condition or results of operations, however, the Company may have future exit or disposal activities to which SFAS No. 146 would apply.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123," which was effective on December 31, 2002.

SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, it amends the disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for stock-based compensation and the effect of the method on reported results. The provisions regarding alternative methods of transition do not apply to the Company, which accounts for stock-based compensation using the intrinsic value method. The disclosure provisions have been adopted. See note (2), "Stock-Based Compensation Costs."

RECLASSIFICATIONS: Certain prior year amounts have been reclassified to conform to the current year presentation. These changes had no impact on previously reported net income or members' equity.

(3) FORMATION OF GENLYTE THOMAS GROUP LLC
On August 30, 1998, The Genlyte Group Incorporated and Thomas Industries Inc. completed the combination of the business of Genlyte with the lighting business of Thomas ("Thomas Lighting"), in the form of a limited liability company named Genlyte Thomas Group LLC ("GTG"). GTG manufactures, sells, markets, and distributes commercial, residential, and industrial lighting fixtures and controls. Genlyte contributed substantially all of its assets and liabilities to GTG and received a 68% interest in GTG. Thomas contributed substantially all of the assets and certain related liabilities of Thomas Lighting and received a 32% interest in GTG. The percentage interests in GTG issued to Genlyte and Thomas were based on arms-length negotiations between the parties with the assistance of their financial advisers.

Subject to the provisions in the Genlyte Thomas Group LLC Agreement (the "LLC Agreement") regarding mandatory distributions described below, and the requirement of special approval in certain instances, distributions to Genlyte and Thomas (the "Members"), respectively, will be made at such time and in such amounts as determined by the GTG Management Board and shall be made in cash or other property in proportion to the Members' respective percentage interests. Notwithstanding anything to the contrary provided in the LLC Agreement, no distribution under the LLC Agreement shall be permitted to the extent prohibited by Delaware law.

The LLC  Agreement  requires that GTG make the  following  distributions  to the
Members:

(i) a distribution to each Member, based on its percentage interest, for tax liabilities attributable to its participation as a Member of GTG based upon the effective tax rate of the Member having the highest tax rate;

(ii) subject to the provisions of Delaware law and the terms of the primary GTG credit facility, distributions (exclusive of the tax distributions set forth above) to each of the Members so that Thomas receives at least an aggregate of $3,000 and Genlyte receives at least an aggregate of $6,375 per year. During 2002, GTG made distributions of $5,000 to Thomas and $10,625 to Genlyte. During 2001 and 2000, GTG made distributions of $3,000 to Thomas and $6,375 to Genlyte each year.

Also under the terms of the LLC Agreement, at any time on or after January 31, 2002, Thomas has the right (a "Put Right"), but not the obligation, to require GTG to purchase all, but not less than all, of Thomas's 32% interest at the appraised value of such interest. The appraised value shall be the fair market value of GTG as a going concern, taking into account a control premium, and determined by an appraisal process to be undertaken by recognized investment banking firms chosen initially by the Members. If GTG cannot secure the necessary financing with respect to Thomas's exercise of its Put Right, then Thomas has the right to cause GTG to be sold.

At any time after Thomas exercises its Put Right, Genlyte has the right, in its sole discretion and without the need of approval of Thomas, to cause GTG to be sold by giving notice to the GTG Management Board, and the Management Board must then proceed to sell GTG subject to a fairness opinion from a recognized investment banking firm. Genlyte also has the right to cause GTG to assign the rights to purchase Thomas's interest to Genlyte. Genlyte also has the right to cause GTG to incur indebtedness or to undertake an initial public offering to finance or effect financing of the payment of the purchase price.

Also under the terms of the LLC Agreement, on or after the later to occur of (1) the final settlement or disposition of Genlyte's litigation with the Keene Corporation's Creditors Trust or (2) January 31, 2002, either Member has the right, but not the obligation, to offer to buy the other Member's interest (the "Offer Right"). If the Members cannot agree on the terms, then GTG shall be sold to the highest bidder. Either Member may participate in the bidding for the purchase of GTG. As of December 31, 2002, neither Member had the ability to exercise the Offer Right as the final settlement or disposition of Genlyte's litigation with the Keene Corporation's Creditors Trust had not yet occurred.

Complete details of the Put Right, Offer Right, and appraisal process can be found in the proxy statement pertaining to the formation of GTG, filed with the Securities and Exchange Commission by Genlyte on July 23, 1998.

(4) ACQUISITION OF VARI-LITE IN 2002
On November 18, 2002, the Company acquired the manufacturing assets, intellectual property, and sales division of Vari-Lite Inc. ("Vari-Lite"), a subsidiary of Dallas, Texas based Vari-Lite International Inc., a designer and manufacturer of highly advanced automated lighting equipment for the entertainment industry. The purchase price of $10,641, plus the assumption of $1,021 of liabilities, was funded from cash on hand.

The Vari-Lite acquisition was accounted for using the purchase method of accounting. The preliminary determination of the excess of the purchase price over the fair market value of net assets acquired (goodwill) of $2,891 is not being amortized, in accordance with SFAS No. 142. The determination of the fair market value as reflected in the balance sheet is subject to change, with a final determination no later than one year after the acquisition date. The operating results of Vari-Lite have been included in the Company's consolidated financial statements since the date of acquisition. The pro forma results and other disclosures required by SFAS No. 141, "Business Combinations," have not been presented because the acquisition of Vari-Lite is not considered a material acquisition.

(5) ACQUISITION OF ENTERTAINMENT TECHNOLOGY IN 2001
On August 31, 2001, the Company acquired the assets of Entertainment Technology, Incorporated ("ET"), a subsidiary of privately held Rosco Laboratories, Inc. of Stamford, Connecticut. ET was a manufacturer of entertainment lighting equipment and controls. Products include the Intelligent Power System line of theatrical dimming equipment and the family of Horizon lighting controls. The purchase price of $2,900, plus the assumption of $734 of liabilities, was funded from cash on hand.

The ET acquisition was accounted for using the purchase method of accounting. The excess of the purchase price over the fair market value of net assets acquired (goodwill) of $1,827 is not being amortized, in accordance with SFAS No. 142. The operating results of ET have been included in the Company's consolidated financial statements since the date of acquisition. The pro forma results and other disclosures required by SFAS No. 141 have not been presented because the acquisition of ET is not considered a material acquisition.

(6) ACQUISITIONS OF TRANSLITE SONOMA AND CHLORIDE SYSTEMS IN 2000
On September 14, 2000, the Company acquired Translite Limited ("Translite Sonoma"), a San Carlos, California based manufacturer of low-voltage cable and track lighting systems and decorative architectural glass lighting. Earlier in 2000, Translite Limited had expanded its operations by merging with Sonoma Lighting Limited, which had been a manufacturer of decorative architectural glass lighting. The Company purchased all of the outstanding capital stock of Translite Limited for $6,427, borrowing $5,000 from the revolving credit facility and funding the remainder from cash on hand.

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

The Translite Sonoma and Chloride Systems acquisitions were accounted for using the purchase method of accounting. The excess of the purchase price over the fair market value of net assets acquired (goodwill) was $6,952 for Translite Sonoma and $23,365 for Chloride Systems. The fair market value of net assets acquired from Chloride Systems included $23,000 in intangible assets for license and non-competition agreements, which are being amortized over 30 years.

The operating results of Translite Sonoma and Chloride Systems have been included in the Company's consolidated financial statements since the respective dates of acquisition. On an unaudited pro forma basis, assuming these acquisitions had occurred at the beginning of 2000, the Company's results would have been:

                                                      Actual        Pro Forma
                                                        2000             2000
         ---------------------------------------------------------------------
         Net sales                               $ 1,007,706      $ 1,035,139
         Net income                                   83,537           83,349

The pro forma results do not purport to state exactly what the Company's results of operations would have been had the acquisitions in fact been consummated as of the assumed date and for the period presented.

(7) INCOME TAXES
The results of operations are included in the tax return of the Members, and, accordingly, no provision has been recognized by the Company for U.S. federal income taxes payable by the Members. The Company's foreign subsidiaries are taxable corporations, and current and deferred taxes are provided on their income. The income tax provision also includes U.S. income taxes (primarily state income taxes) of $781 in 2002, $710 in 2001, and $984 in 2000. Cash paid for income taxes was $7,401 in 2002, $6,003 in 2001, and $6,964 in 2000.

(8) ACCRUED EXPENSES
Accrued expenses at December 31 consisted of the following:
                                                                2002        2001
         -----------------------------------------------------------------------
         Employee related costs and benefits                 $32,120     $27,881
         Advertising and sales promotion                       7,613       8,635
         Income and other taxes payable                        4,530       4,144
         Other accrued expenses                               21,164      24,746
                                                            --------------------
         Total accrued expenses                              $65,427     $65,406
                                                            ====================

(9) LONG-TERM DEBT
Long-term debt at December 31 consisted of the following:
                                                                2002        2001
         -----------------------------------------------------------------------
         Canadian dollar notes                              $ 13,312    $ 16,009
         Industrial revenue bonds                             23,100      23,100
         Capital leases and other                                716       1,164
                                                            --------------------
         Total debt                                           37,128      40,273
         Less: current maturities                              4,100       3,284
                                                            --------------------
         Total long-term debt                               $ 33,028    $ 36,989
                                                            ====================

The Company has a $150,000 revolving credit agreement (the "Facility") with various banks that matures in August 2003. Under the most restrictive borrowing covenant, which is the fixed charge coverage ratio, the Company could incur approximately $33,000 in additional interest charges and still comply with the covenant.

There were no borrowings under the Facility as of December 31, 2002 and 2001. At December 31, 2002, the Company had outstanding $45,566 of letters of credit, which reduce the amount available to borrow under the Facility. Outstanding borrowings bear interest at the option of the Company based on the bank's base rate or the LIBOR rate plus a spread as determined by total indebtedness. Based upon December 31, 2002 indebtedness, the spread was 0.375%. The commitment fee on the unused portion of the Facility was 0.125%.

The amount outstanding under the Facility is secured, if requested by the banking group, by liens on domestic accounts receivable, inventories, and machinery and equipment, as well as the investments in certain subsidiaries of the Company. The net book value of assets subject to lien at December 31, 2002 was $336,761.

The Company has $13,312 of borrowings through its Canadian subsidiary Genlyte Thomas Group Nova Scotia ULC. These borrowings will be repaid in installments in each of the next two years. Interest rates on these borrowings can be either the Canadian prime rate or the Canadian LIBOR rate plus a spread of 0.5%. As of December 31, 2002, the weighted average interest rate was 2.9%. These borrowings are backed by the letters of credit mentioned above.

The Company has $23,100 of variable rate demand Industrial Revenue Bonds that mature during 2009 to 2020. As of December 31, 2002, the weighted average interest rate on these bonds was 1.7%. These bonds are backed by the letters of credit mentioned above.

Interest  expense  totaled  $1,869 in 2002,  $4,192 in 2001, and $5,146 in 2000.
Offsetting these amounts in the consolidated statements of income were interest income of $1,263 in 2002, $493 in 2001, and $962 in 2000. Cash paid for interest on debt was $1,406 in 2002, $4,158 in 2001, and $3,596 in 2000.
The annual maturities of long-term debt are summarized as follows:

         Year ending December 31,
         --------------------------------------------
         2003                              $    4,100
         2004                                   9,763
         2005                                     165
         2006                                       -
         2007                                       -
         Thereafter                            23,100
                                            ---------
         Total debt                         $  37,128
                                            =========

(10) RETIREMENT PLANS
The Company has defined benefit plans that cover certain of its full-time employees. The Company uses September 30 as the measurement date for the retirement plan disclosure. The Company's policy for funded plans is to make contributions equal to or greater than the requirements prescribed by the Employee Retirement Income Security Act. The plans' assets consist primarily of stocks and bonds. Pension costs for all Company defined benefit plans are actuarially computed. The Company also has other defined contribution plans, including those covering certain former Genlyte and Thomas employees.

The amounts included in the accompanying consolidated balance sheets for the U.S. and Canadian defined benefit plans, based on the funded status at September 30 of each year, follow:


                                                                             U.S. Plans                Canadian Plans
                                                                              2002         2001        2002       2001
       -----------------------------------------------------------------------------------------------------------------
       CHANGE IN BENEFIT OBLIGATIONS
       Benefit obligations, beginning                                       $ 86,021    $ 78,626    $  5,493    $  4,658
       Service cost                                                            1,783       1,782         185         159
       Interest cost                                                           6,066       5,893         403         377
       Benefits paid                                                          (5,282)     (4,990)       (216)       (205)
       Member contributions                                                     --          --            76         142
       Plan amendments                                                          --           505        --           210
       Actuarial loss                                                          7,788       4,205         461         430
       Foreign currency exchange rate change                                    --          --             3        (278)
       Benefit obligations, ending                                          $ 96,376    $ 86,021    $  6,405    $  5,493
                                                                            ============================================

       CHANGE IN PLAN ASSETS
       Plan assets at fair value, beginning                                 $ 71,089    $ 79,084    $  5,642    $  6,403
       Actual loss on plan assets                                             (4,780)     (6,734)       (427)       (699)
       Employer contributions                                                  8,028       3,729         415         299
       Member contributions                                                     --          --            76         142
       Benefits paid                                                          (5,282)     (4,990)       (216)       (205)
       Foreign currency exchange rate change
                                                                                --          --             5        (298)
                                                                            --------------------------------------------
       Plan assets at fair value, ending                                    $ 69,055    $ 71,089    $  5,495    $  5,642
                                                                            ============================================

       FUNDED STATUS OF THE PLANS
       Plan assets in excess of (less than) benefit
          obligations                                                       $(27,321)   $(14,932)   $   (910)   $    149
       Unrecognized transition obligation                                       --            (4)        (20)        (26)
       Unrecognized actuarial loss                                            26,076       7,351       1,860         532
       Unrecognized prior service cost                                         2,552       2,923         266         284
       Contributions subsequent to measurement
          date                                                                    67         222         105          53
                                                                            --------------------------------------------
       Net pension asset (liability)                                        $  1,374    $ (4,440)   $  1,301    $    992
                                                                            ============================================

                                                                               U.S. Plans             Canadian Plans
                                                                               2002         2001      2002        2001
       -----------------------------------------------------------------------------------------------------------------
       BALANCE SHEET ASSET (LIABILITY)
       Accrued pension (liability)                                          $(24,743)   $(15,925)   $   (663)     $    -
       Prepaid pension cost                                                        -       2,019           -         992
       Intangible asset                                                        2,658       2,765         272           -
       Accumulated other comprehensive income                                 23,459       6,701       1,692           -
                                                                            --------------------------------------------
       Net asset (liability) recognized                                    $   1,374    $ (4,440)   $  1,301      $  992
                                                                             ============================================

       WEIGHTED AVERAGE ASSUMPTIONS
       Discount rate                                                            6.62%       7.30%       6.62%       7.10%
       Rate of compensation increase                                            3.00%       4.00%       3.00%       4.00%
       Expected return on plan assets                                           8.50%       9.00%       7.75%       7.75%








                                                                                           U.S. Plans
                                                                                   2002            2001           2000
         ---------------------------------------------------------------------------------------------------------------
         COMPONENTS OF NET PERIODIC BENEFIT COSTS
         Service cost                                                          $ 1,783     $     1,782      $    1,348
         Interest cost                                                           6,066           5,893           5,412
         Expected return on plan assets                                         (6,424)         (6,585)         (5,898)
         Amortization of transition amounts                                         (8)             10             102
         Amortization of prior service cost                                        370             342             220
         Recognized actuarial (gain) loss                                          272            (197)           (295)
         Net gain due to curtailment and settlement                                  -               -            (580)
                                                                            ------------------------------------------
         Net pension expense of defined benefit plans                            2,059           1,245             309
         Defined contribution plans                                              3,514           3,185           2,665
         Multi-employer plans for certain union employees                          180             289             327
                                                                            ------------------------------------------
         Total benefit costs                                                   $ 5,753     $     4,719      $    3,301
                                                                            ==========================================

                                                                                            Canadian Plans
                                                                                   2002            2001           2000
         -------------------------------------------------------------------------------------------------------------
         COMPONENTS OF NET PERIODIC BENEFIT COSTS
         Service cost                                                          $   185     $       159      $      169
         Interest cost                                                             403             377             359
         Expected return on plan assets                                           (448)           (484)           (427)
         Amortization of transition amounts                                         (3)             (3)             (3)
         Amortization of prior service cost                                         19              13               7
         Recognized actuarial (gain) loss                                            6             (14)            (10)
                                                                            ------------------------------------------
         Net pension expense of defined benefit plans                              162              48              95
         Defined contribution plans                                                318             284             196
                                                                            ------------------------------------------
         Total benefit costs                                                  $    480           $ 332          $  291
                                                                            ==========================================



A summary of the plans in which benefit obligations or accumulated benefit obligations exceed fair value of assets follows:

                                                   U.S.  Plans    Canadian Plans
                                                 2002     2001      2002    2001
         -----------------------------------------------------------------------

         Benefit obligation                     $96,376  $79,594   $6,405     -
         Accumulated benefit obligation          93,866   76,677        -     -
         Plan assets at fair value               69,055   63,687    5,495     -

Effective January 1, 2000 the Company froze the defined benefit plan of certain U.S. salaried employees. This resulted in a curtailment credit of $603, which was a reduction of net pension expense in 2000. These employees are eligible for Company matching on their 401(k) contributions as well as being a participant in the Company's Retirement Savings and Investment defined contribution plan.

(11) POST-RETIREMENT BENEFIT PLANS
The Company provides post-retirement medical and life insurance benefits for certain retirees and employees, and accrues the cost of such benefits during the remaining expected lives of such retirees and the service lives of such employees.

The amounts included in the accompanying consolidated balance sheets for the post-retirement benefit plans, based on the funded status at September 30 of each year, follow:

                                                         2002            2001
         -----------------------------------------------------------------------
         CHANGE IN BENEFIT OBLIGATIONS
         Benefit obligations, beginning                 $ 5,030        $ 4,019
         Service cost                                        53             46
         Interest cost                                      458            358
         Benefits paid                                     (542)          (403)
         Actuarial loss                                   1,892          1,010
                                                      --------------------------
         Benefit obligations, ending                    $ 6,891         $5,030
                                                      ==========================
         FUNDED STATUS OF THE PLANS
         Plan assets less than benefit obligations     $ (6,891)      $ (5,030)
         Unrecognized actuarial loss                      3,247          1,512
                                                      --------------------------
         Accrued liability                             $ (3,644)      $ (3,518)
                                                      ==========================

         Employer contributions                        $    542       $    403
         Benefits paid                                 $   (542)      $   (403)

                                                        2002     2001     2000
         ----------------------------------------------------------------------
         COMPONENTS OF NET PERIODIC BENEFIT COSTS
         Service cost                                $   53   $   46    $   36
         Interest cost                                  458      358       303
         Recognized actuarial loss                      158       62        10
                                                    --------------------------
         Net expense of post-retirement plans        $  669   $  466    $  349
                                                    ==========================

The assumed discount rate used in measuring the obligations was 6.62% as of September 30, 2002 and 7.30% as of September 30, 2001. The assumed health care cost trend rate for 2002 was 12%, declining to 5.5% in 2006. A one-percentage-point increase or decrease in the assumed health care cost trend rate for each year would increase or decrease the obligation at September 30, 2002 by approximately $540, and the 2002 post-retirement benefit expense by approximately $45.

 (12) LEASE COMMITMENTS
The Company rents office space, equipment, and computers under non-cancelable operating leases, some of which include renewal options and/or escalation clauses. Rental expenses for operating leases amounted to $7,883 in 2002, $9,128 in 2001, and $7,764 in 2000. Offsetting the rental expenses were sublease rentals of $354 in 2002, $303 in 2001, and $139 in 2000.

Two divisions of the Company also rent manufacturing and computer equipment and software under agreements that are classified as capital leases. Future required minimum lease payments are as follows:

                                                        Operating      Capital
         Year ending December 31,                          Leases       Leases
         ----------------------------------------------------------------------
         2003                                             $ 7,665         $180
         2004                                               5,408          135
         2005                                               3,511          124
         2006                                               2,807            -
         2007                                               1,880            -
         Thereafter                                         6,499            -
                                                         --------      -------
         Total minimum lease payments                    $ 27,770          439
                                                         ========
         Less amount representing interest                                  48
                                                                       --------
         Present value of minimum lease payments                          $391
                                                                       ========
                                     F - 19

Total minimum lease payments on operating leases have not been reduced by minimum sublease rentals of $827 due in the future under non-cancelable subleases.

In 2000, the Company entered into a $1.3 million bridge synthetic lease agreement to finance the land for a manufacturing facility in San Marcos, Texas. As of December 31, 2001, approximately $1.2 million had been advanced under the bridge agreement. The Company had been negotiating a synthetic lease agreement for $20 million to finance construction of a 300,000 square foot facility. A synthetic lease is accounted for as an operating lease. During 2002, the Company terminated negotiation on the synthetic lease and paid $1.3 million in cash to purchase the land. However, construction is being delayed at the election of management, pending improvement in the economic outlook and forecast sales volume.

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

Additionally, the Company is a defendant and/or potentially responsible party, with other companies, in actions and proceedings under state and Federal environmental laws, including the Federal Comprehensive Environmental Response Compensation and Liability Act, as amended. Management does not believe that the disposition of any lawsuits and/or proceedings will have a material effect on the Company's financial condition, results of operations, or liquidity.

(14) STOCK OPTIONS
The Genlyte 1998 Stock Option Plan (the "Plan") was established for the benefit of key employees of GTG and directors of Genlyte. The Plan replaced the 1988 stock option plan, options under which are currently outstanding. The Plan provides that an aggregate of 2,000,000 shares of Genlyte common stock may be granted as nonqualified stock options, provided that no options may be granted if the number of shares of Genlyte common stock that may be issued upon the exercise of outstanding options would exceed the lesser of 1,700,000 shares of Genlyte common stock or 10% of the issued and outstanding shares of Genlyte common stock.

The option exercise prices are established by the Board of Directors of Genlyte and cannot be less than the higher of the book value or the fair market value of a share of common stock on the date of grant. Options become exercisable at the rate of 50% per year commencing two years after the date of grant and expire after seven years (five years for 1988 Plan).

Transactions under the 1998 and 1988 Stock Option Plans are summarized below:

                                                                  Weighted
                                                                  Average
                                                Number of         Exercise Price
                                                Shares            Per Share
--------------------------------------------------------------------------------
Outstanding December 31, 1999                      759,910          $ 15.86
         Granted                                    97,700            20.32
         Exercised                                (145,175)            9.66
         Canceled                                  (24,023)           16.67
                                                 -------------------------------
Outstanding December 31, 2000                      688,412            17.79
         Granted                                   211,000            27.52
         Exercised                                (183,650)           13.71
         Canceled                                  (50,127)           19.82
                                                 -------------------------------
Outstanding December 31, 2001                      665,635            21.93
         Granted                                   275,500            31.13
         Exercised                                (228,860)           19.24
         Canceled                                  (27,050)           20.58
                                                 -------------------------------
Outstanding December 31, 2002                      685,225            26.64
                                                 ===============================

Exercisable at End of Year
         December 31, 2000                         306,764            15.21
         December 31, 2001                         294,885            19.29
         December 31, 2002                         173,825          $ 19.65

Additional information about stock options outstanding as of December 31, 2002 is summarized below:



                                                  Options Outstanding                        Options Exercisable
                                       ---------------------------------------------     ----------------------------
                                                            Weighted
                                                             Average       Weighted                           Weighted
                                                           Remaining        Average                            Average
                                          Number of      Contractual       Exercise          Number of        Exercise
         Range of Exercise Prices            Shares     Life (Years)          Price             Shares           Price
         -------------------------------------------------------------------------------------------------------------

         $14.95 to $22.26                201,125            3.2            $ 19.51           170,075         $ 19.53
         $22.27 to $29.56                186,100            5.9              26.93             3,750           25.18
         $29.57 to $33.21                293,000            6.1              31.12               -               -
         $40.51                            5,000            6.5              40.51               -               -
                                       -------------------------------------------------------------------------------

                                         685,225            5.2            $ 26.64           173,825         $ 19.65
                                       ===============================================================================


GTG accounts for these Genlyte stock options using the intrinsic value method of APB 25 and related interpretations. Because options granted have an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based compensation is recognized. Pro forma information regarding net income, as if stock-based compensation cost had been determined using the fair value recognition provisions of SFAS No. 123, is provided in note
(2) "Summary of Significant Accounting Policies - Stock-Based Compensation Costs." The weighted average fair values used in the calculations of stock-based compensation cost for options granted in 2002, 2001,and 2000 were $12.33, $11.90, and $10.02, respectively.

The fair value of these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:
                                          2002            2001           2000
         Risk-free interest rate          4.10%           4.84%          6.49%
         Expected life, in years          6.0             6.0            6.0
         Expected volatility             32.6%           35.1%          40.2%
         Expected dividends                -               -              -

The Black-Scholes pricing model was developed for use in estimating the fair value of traded options that have no vesting restriction and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because Genlyte's stock options have characteristics different from those of traded options, and changes in the subjective assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measurement of the fair value of Genlyte's stock options.

(15) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) at December 31 consisted of the following:


                                                                      2002              2001             2000
         -------------------------------------------------------------------------------------------------------
         Minimum pension liability, after tax                     $ (24,610)           $(6,701)       (277)
         Foreign currency translation adjustments                    (2,355)            (2,375)      1,152
                                                                 -----------------------------------------------
         Total accumulated other comprehensive income (loss)      $ (26,965)          $ (9,076)       $875
                                                                 ===============================================



(16) RELATED-PARTY TRANSACTIONS
The Company in the normal course of business has transactions with Genlyte and Thomas. These transactions consist primarily of reimbursement for shared corporate expenses such as rent, office services, professional services, and shared personnel, and interest payments due on a loan of $22,287 payable to Thomas, which was paid off in November 2001. In addition, while the distributions to Members discussed in note (3) "Formation of Genlyte Thomas Group LLC" are paid to Thomas entirely in cash, such distributions are not paid to Genlyte entirely in cash. Portions are still owed and have been recorded as related-party payables to Genlyte or Genlyte Canadian Holdings, LLC, a wholly-owned subsidiary of Genlyte. These payables bear interest at a rate of 1.8% at December 31, 2002.

Related-party payables at December 31 consisted of the following:

                                                                2002        2001
         -----------------------------------------------------------------------
         Payable to Genlyte                                  $18,335     $ 4,628
         Payable to Genlyte Canadian Holdings, LLC            11,828      15,040
         Payable to the Schreder Group                           181           -
         Payable to Thomas                                       139          37
                                                         -----------------------
             Total related-party payables                   $ 30,483     $19,705
                                                         =======================

For the years ended December 31 the Company had the following related-party transactions:

                                                      2002     2001      2000
         -----------------------------------------------------------------------
         Payments to Thomas for:
             Reimbursement of corporate expenses    $    230     $ 387     $ 515
              Interest under the loan agreement            -     1,012     1,543
         Payments from Genlyte for:
             Reimbursement of corporate expenses         110       111       103
         Royalties payable to the Schreder Group         181        -         -

(17) SEGMENT REPORTING
The Company's reportable operating segments include the Commercial Segment, the Residential Segment, and the Industrial and Other Segment. Intersegment sales are eliminated in consolidation and therefore not presented in the table below. Corporate assets and expenses are allocated to the segments. Information about the Company's operating segments as of and for the years ended December 31 follows:



                                                                                              Industrial
         2002                                              Commercial      Residential         And Other           Total
         ----------------------------------------------------------------------------------------------------------------
         Net sales                                           $710,168         $132,378          $127,758       $ 970,304
         Operating profit                                      71,586           16,320            11,384          99,290
         Assets                                               495,075           97,138            80,768         672,981
         Depreciation and amortization                         16,882            2,862             3,425          23,169
         Expenditures for plant and equipment                  13,396            1,787             3,729          18,912

                                                                                              Industrial
         2001                                              Commercial      Residential         and Other           Total
         ----------------------------------------------------------------------------------------------------------------
         Net sales                                          $ 712,662         $134,269          $138,245       $ 985,176
         Operating profit                                      69,405           13,219            11,958          94,582
         Assets                                               454,569           89,605            74,947         619,121
         Depreciation and amortization                         20,564            3,692             3,916          28,172
         Expenditures for plant and equipment                  15,634            1,663             2,953          20,250

                                                                                              Industrial
         2000                                              Commercial      Residential         and Other           Total
         ----------------------------------------------------------------------------------------------------------------
         Net sales                                           $724,350         $137,838          $145,518     $ 1,007,706
         Operating profit                                      69,114           11,083            14,006          94,203
         Assets                                               437,678           89,419            87,295         614,392
         Depreciation and amortization                         18,197            3,739             3,728          25,664
         Expenditures for plant and equipment                  20,389            3,424             4,610          28,423


(18) GEOGRAPHICAL INFORMATION
The Company has operations throughout North America. Foreign net sales are all from Canadian operations. Long-lived assets are primarily in Canada, with a minor amount in Mexico. Information about the Company's operations by geographical area as of and for the years ended December 31 follows:



         2002                                                                 U.S.           Foreign               Total
         ----------------------------------------------------------------------------------------------------------------
         Net sales                                                        $814,219          $156,085           $ 970,304
         Operating profit                                                   78,288            21,002              99,290
         Long-lived assets                                                 212,932            54,000             266,932

         2001                                                                 U.S.           Foreign               Total
         ----------------------------------------------------------------------------------------------------------------
         Net sales                                                        $836,754          $148,422           $ 985,176
         Operating profit                                                   77,740            16,842              94,582
         Long-lived assets                                                 215,759            55,150             270,909

         2000                                                                 U.S.           Foreign               Total
         ----------------------------------------------------------------------------------------------------------------
         Net sales                                                        $870,209          $137,497          $1,007,706
         Operating profit                                                   78,011            16,192              94,203
         Long-lived assets                                                 219,749            58,348             278,097



                                  EXHIBIT INDEX


Exhibit No.           Exhibit
-----------           -------

    3(b)              Bylaws, as amended December 10, 2002, filed herewith.

   4(a)(1)            Thomas Industries  Holdings,  Inc., Thomas Industries Inc.
                      Note Agreement Amended and Restated as of November 6, 1998, filed herewith.

   4(a)(2)            Thomas Industries  Holdings,  Inc., Thomas Industries Inc.
                      First Amendment dated as of July 30, 2002 to Note Agreement Amended and Restated as of November 6, 1998.

                      Copies of debt instruments for which the related debt is less than 10% of consolidated total assets will be furnished to the Commission upon request.

   10(g)(1)           Service   Agreement   with   Dieter   Rietschle   (English
                      translation) dated September 20, 2002, filed herewith.

   10(g)(2)           Employment   Agreement  with  Peter   Bissinger   (English
                      translation) dated January 1, 2003, filed herewith.

    13 Certain portions of the Company's 2002 Annual Report to Shareholders as specified in Parts I and II, hereby incorporated by reference in this Annual Report on Form 10-K, filed herewith.

   21                 Subsidiaries of the Registrant, filed herewith.

   23(a)              Consent of Ernst & Young LLP, filed herewith.

   23(b) Information regarding consent of Arthur Andersen LLP, filed herewith.

   23(c)              Consent of Ernst & Young LLP, filed herewith.

   23(d) Information regarding consent of Arthur Andersen LLP, filed herewith.

   99.1 Certifications Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

Copies of the exhibits in Part IV, Item 15, which were filed with the Securities and Exchange Commission, will be furnished postpaid by the Registrant upon receipt of the following sums of money:


                  Exhibit No.                         Fee per Copy
                  -----------                         ------------

                        13                                      --

                        21                                     .30

                        23 (a)                                 .30

                        23 (b)                                 .30

                        23 (c)                                 .30

                        23 (d)                                 .30