Form 10-K/A
period 2002-12-31
THOMAS INDUSTRIES INC
filed 2003-04-01
CIK 97886

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                                Amendment No. 1


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

Explanatory Note:

This Amendment No. 1 is being filed to add Schedule II - Valuation and Qualifying Accounts for the Years Ended December 31, 2002, 2001 and 2000 which was inadvertently omitted from the first filing of the Form 10-K.



            S  I  G  N  A  T  U  R  E S


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  THOMAS INDUSTRIES INC.


Date: April 1, 2003               By  /s/ Phillip J. Stuecker
                                      ----------------------------------------
                                      Phillip J. Stuecker
                                      Vice President and Chief Financial Officer


                                                                     SCHEDULE II

                                                          Valuation and Qualifying Accounts
                                                        Thomas Industries Inc. and Subsidiaries
                                                                 December 31, 2002

------------------------------------------------------------------------------------------------------------------------------
                                       Balance at        Charged to        Charged to                            Balance at
      Description                      Beginning           Costs        Other Accounts-      Deductions-           End of
                                       of Period        and Expenses        Describe          Describe             Period
------------------------------------------------------------------------------------------------------------------------------


Year ended December 31, 2002

Allowance for doubtful accounts        $1,103,000         $753,000      $1,208,000(1)       ($795,000)(2)         $2,269,000
Allowance for obsolete and slow
   moving inventory                     1,985,000          488,000       2,980,000(1)        (632,000)(3)          4,821,000
                                      --------------------------------------------        -----------          -------------
                                       $3,088,000       $1,241,000      $4,188,000         (1,427,000)            $7,090,000
                                      ============================================        ===========          =============

Year ended December 31, 2001

Allowance for doubtful accounts          $752,000         $514,000                           (163,000)(2)         $1,103,000
Allowance for obsolete and slow
   moving inventory                     1,999,000          880,000                           (894,000)(3)          1,985,000
                                      ----------------------------                        -----------          -------------
                                       $2,751,000       $1,394,000                         (1,057,000)            $3,088,000
                                      ============================                        ===========          =============

Year ended December 31, 2000

Allowance for doubtful accounts          $698,000         $206,000                           (152,000)(2)           $752,000
Allowance for obsolete and slow
   moving inventory                     1,861,000          624,000                           (486,000)(3)          1,999,000
                                      ----------------------------                        -----------          -------------
                                       $2,559,000         $830,000                           (638,000)            $2,751,000
                                      =============================                       ===========          =============


(1) Due to business acquisitions.

(2) Uncollectible accounts written off, less recoveries on accounts previously written off and effect of translation in accordance with SFAS No. 52.

(3) Disposal of obsolete inventory and effect of translation in accordance with SFAS No. 52.
