Form 10-Q
period 2003-03-31
THOMAS INDUSTRIES INC
filed 2003-05-12
CIK 97886

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q




             [X]      QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                                  For the quarterly period ended March 31, 2003

                                  OR

             [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934
                      For the transition period from
                                                     ----------------------

                          Commission File Number 1-5426
                          -----------------------------


                             THOMAS INDUSTRIES INC.
--------------------------------------------------------------------------------
                (Exact name of Registrant as specified in its Charter)

       DELAWARE                                    61-0505332
-----------------------                 ----------------------------------------
(State of incorporation)                (I.R.S. Employer Identification Number)

4360 BROWNSBORO ROAD, LOUISVILLE, KENTUCKY                               40207
------------------------------------------                             --------
 (Address of principal executive offices)                             (Zip Code)

                                  502/893-4600
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes X No __

As of May 5, 2003, 17,168,442 shares of the registrant's Common Stock were outstanding (net of treasury share).

PART I. - FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

                     THOMAS INDUSTRIES INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (In Thousands Except Amounts Per Share)
                                                           Three Months Ended
                                                                March 31
                                                    ----------------------------
                                                            2003         2002
                                                    ----------------------------
Net sales                                                 $ 92,346      $ 46,057
Cost of products sold                                       59,231        29,162
                                                    ----------------------------
Gross profit                                                33,115        16,895

Selling, general and administrative
  expenses                                                  24,578        10,833
Equity income from GTG                                       6,143         6,002
                                                    ----------------------------
Operating income                                            14,680        12,064

Interest expense                                             1,086           619
Interest income and other income (expense)                     (39)          242
                                                    ----------------------------
Income before income taxes and minority interest            13,555        11,687

Income taxes                                                 4,742         4,266
                                                    ----------------------------
Income before minority interest                              8,813         7,421

Minority interest, net of tax                                    7          --
                                                    ----------------------------
Net income                                                $  8,806      $  7,421
                                                    ============================

Net income per share:
    Basic                                                 $   0.51      $   0.49
    Diluted                                               $   0.50      $   0.47

Dividends declared per share:                             $  0.085      $  0.085

Weighted average shares outstanding:
    Basic                                                   17,139        15,243
    Diluted                                                 17,507        15,762

See notes to condensed consolidated financial statements.


                              THOMAS INDUSTRIES INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (Dollars in Thousands)


                                                                          (Unaudited)
                                                                            March 31        December31
                                                                              2003            2002 *
                                                                          ---------------------------

ASSETS
Current assets:
   Cash and cash equivalents                                                  $ 19,318      $ 18,879
   Accounts receivable, less allowance
      (2003--$2,617; 2002--$2,270)                                              55,873        50,067
   Inventories:
         Finished products                                                      25,745        23,108
         Raw materials                                                          18,176        17,722
         Work in process                                                        13,362        11,970
                                                                          ---------------------------
                                                                                57,283        52,800
   Deferred income taxes                                                         4,194         4,407
   Other current assets                                                          6,016         5,325
                                                                          ---------------------------
Total current assets                                                           142,684       131,478


Investment in GTG                                                              197,005       188,810
Property, plant and equipment                                                  157,903       153,751
   Less accumulated depreciation and amortization                              (66,235)      (62,160)
                                                                          ---------------------------
                                                                                91,668        91,591
Goodwill                                                                        55,263        55,669
Other intangible assets, net                                                    19,610        19,299
Other assets                                                                     3,612         4,169
                                                                          ---------------------------
Total assets                                                                 $ 509,842     $ 491,016
                                                                          ===========================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Notes payable                                                                  $ 58       $ 1,460
   Accounts payable                                                             13,636        15,496
   Accrued expenses and other current liabilities                               24,379        21,442
   Dividends payable                                                             1,457         1,455
   Income taxes payable                                                          3,065           233
   Current portion of long-term debt                                             9,413         9,362
                                                                          ---------------------------
Total current liabilities                                                       52,008        49,448

Deferred income taxes                                                            5,129         5,163
Long-term debt, less current portion                                           108,491       104,047
Long-term pension liability                                                     10,621        10,621
Other long-term liabilities                                                      7,143         7,336
                                                                          ---------------------------
Total liabilities                                                              183,392       176,615

Minority interest                                                                   46            34

Shareholders' equity:
   Preferred stock, $1 par value, 3,000,000 shares authorized - none issued          -             -
   Common stock, $1 par value, shares authorized: 60,000,000; shares
     issued: 2003 - 17,985,087; 2002 - 17,947,630                               17,985        17,948
   Capital surplus                                                             134,798       133,964
   Deferred compensation                                                         1,135           846
   Treasury stock held for deferred compensation                                (1,135)         (846)
   Retained earnings                                                           192,700       185,351
   Accumulated other comprehensive loss                                         (7,020)      (10,837)
   Less cost of 822,339 treasury shares                                        (12,059)      (12,059)
                                                                          ---------------------------
Total shareholders' equity                                                     326,404       314,367
                                                                          ---------------------------
Total liabilities and shareholders' equity                                   $ 509,842     $ 491,016
                                                                          ===========================

* Derived from the audited  December 31, 2002,  consolidated  balance sheet.
See notes to condensed consolidated financial statements.



                                         THOMAS INDUSTRIES INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                                 (Dollars in Thousands)

                                                                                                  THREE MONTHS ENDED
                                                                                                        MARCH 31
                                                                                             -----------------------------
                                                                                                 2003           2002
                                                                                             -----------------------------

OPERATING ACTIVITIES
Net income                                                                                         $ 8,806        $ 7,421
Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and intangible amortization                                                       3,869          2,023
      Deferred income taxes                                                                            124            (78)
      Equity income from GTG                                                                        (6,143)        (6,002)
      Distributions from GTG                                                                             -              -
      Other items                                                                                       36             27
      Changes in operating assets and liabilities net of effect of acquisitions:
          Accounts receivable                                                                       (5,140)        (2,456)
          Inventories                                                                               (3,459)          (616)
          Accounts payable                                                                          (2,081)          (307)
          Income taxes payable                                                                       2,846          3,207
          Accrued expenses and other current liabilities                                             2,309           (890)
          Other                                                                                       (446)          (612)
                                                                                             -----------------------------
Net cash provided by operating activities                                                              721          1,717

INVESTING ACTIVITIES
Purchases of property, plant and equipment                                                          (1,952)        (1,275)
Sales of property, plant and equipment                                                                  13             86
                                                                                             -----------------------------
Net cash used in investing activities                                                               (1,939)        (1,189)

FINANCING ACTIVITIES
Payments on short-term debt                                                                         (1,421)             -
Payments on long-term debt                                                                          (7,849)        (7,744)
Proceeds from long-term debt                                                                        12,000              -
Dividends paid                                                                                      (1,455)        (1,295)
Other                                                                                                  356            304
                                                                                             -----------------------------
Net cash provided by (used in) financing activities                                                  1,631         (8,735)

Effect of exchange rate changes                                                                         26           (199)
                                                                                             -----------------------------
Net increase (decrease) in cash and cash equivalents                                                   439         (8,406)
Cash and cash equivalents at beginning of period                                                    18,879         29,500
                                                                                             -----------------------------
Cash and cash equivalents at end of period                                                        $ 19,318       $ 21,094
                                                                                             =============================


See notes to condensed consolidated financial statements.


                     THOMAS INDUSTRIES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A - Basis of Presentation
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The results of operations for the three-month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Note B - Acquisition
--------------------

On August 29, 2002, the Company purchased substantially all the assets and liabilities of Werner Rietschle Holding GmbH ("Rietschle"), a privately held company based in Schopfheim, Germany. Rietschle has been a world leader in vacuum and pressure technology, which includes dry-running and oil-lubricated pumps, blowers, compressors, and pressure/vacuum pumps utilizing rotary vane, screw, roots and claw technologies. With the strong Rietschle brand, Thomas will continue to pursue further opportunities through cross branding of products, and through growth in markets such as printing, packaging, woodworking and many other applications that fit Rietschle technologies, including fuel cells. The purchase price consisted of $83.3 million in cash and 1,800,000 treasury shares of the Company's common stock. The Company negotiated a $120.0 million revolving credit facility with a group of banks to finance the cash portion of the purchase price, of which $90.0 million was outstanding as of March 31, 2003. Rietschle's operating results are included in the Company's results since the date of acquisition.

A tentative purchase price allocation was made and reflected in the March 31, 2003 financial statements. This allocation is preliminary as the Company finalizes information, including appraisals, about the fair value of assets and liabilities acquired. Accordingly, the amounts recorded will change as the allocation is finalized.

Supplemental pro forma information below for the three months ended March 31,2002, is presented as though the business combination had been completed as of the beginning of the period being reported on. The pro forma financial information does not necessarily reflect the results of operations that would have occurred if the Company and Rietschle constituted a single entity during such period.

         (In thousands, except per share data)               Three Months Ended
                                                                March 31, 2002
                                                                --------------
         Net sales                                                     $79,034
         Net income                                                    $ 8,307
         Earnings per share - diluted                                  $   .47

The aggregate purchase price consists of (in thousands):

         Cash                                                          $83,288
         Fair value of Thomas common stock                              44,754
         Transaction costs                                               5,097
                                                                 ---------------
          Total aggregate purchase price                              $133,139
                                                                 ===============

The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

   Cash                                           $  3,487
   Accounts receivable                              25,121
   Inventories                                      29,228
   Other current assets                              4,638
   Property, plant and equipment                    47,976
   Other intangibles                                17,558
   Other assets                                      3,113
   Current liabilities                             (21,977)
   Long-term debt                                  (19,536)
   Other long-term liabilities                      (5,629)
                                              ---------------
                                                    83,979

   Goodwill                                         49,160
                                              ---------------
   Aggregate purchase price                       $133,139
                                              ===============

Certain allocations above are based on management's preliminary estimate of assets acquired and liabilities assumed. The valuations of property, plant and equipment and other intangible assets are based on preliminary results of independent appraisals, which are still being reviewed. The property, plant and equipment is being depreciated on a straight-line basis over an estimated useful life ranging from three to thirty years. The other intangible assets are being amortized on a straight-line basis over a useful life range of five to twelve years, except for $11,525,000 of trademarks, which are not being amortized.

The goodwill associated with the Rietschle acquisition is all allocated to the Pump and Compressor Segment.

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

Note D - Comprehensive Income
-----------------------------

The reconciliation of net income to comprehensive income follows:

(In  thousands)                                            Three Months
                                                           Ended March 31

                                                        2003             2002
                                                        ----             ----

Net income                                             $8,806          $7,421
Other comprehensive income (loss):
    Minimum pension liability                             (27)              -
        Related tax expense                                 9               -
    Foreign currency translation                        3,835            (523)
                                                       ------          ------
Total change in other comprehensive
    income (loss)                                       3,817            (523)
                                                        -----          ------

Total comprehensive income                            $12,623          $6,898
                                                      =======          ======



Note E - Net Income Per Share
-----------------------------

The computation of the numerator and denominator in computing basic and diluted net income per share follows:

    (In  thousands)                                        Three Months
                                                          Ended March 31

                                                         2003             2002
                                                         ----             ----
Numerator:
    Net income                                         $8,806            $7,421
                                                        =====             =====

Denominator:
    Weighted average shares outstanding                17,139            15,243

    Effect of dilutive securities:
     Director and employee stock options                  322               482
     Employee performance shares                           46                37
                                                       ------            ------
     Dilutive potential common shares                     368               519
                                                       ------            ------
     Denominator for diluted earnings per
        share--adjusted weighted average
          shares and assumed conversions               17,507            15,762
                                                       ======            ======

Note F - Segment Disclosures
----------------------------
                                                             Three Months
    (In  thousands)                                         Ended March 31
                                                            ---------------
                                                          2003            2002
                                                          ----            ----
Total net sales including intercompany sales
       Pump and Compressor                             $112,127         $51,957
Intercompany sales
       Pump and Compressor                              (19,781)         (5,900)
                                                        -------         -------
Net sales to unaffiliated customers
       Pump and Compressor                             $ 92,346         $46,057
                                                        =======          ======

Operating income
       Pump and Compressor                              $10,325         $ 7,547
       Lighting*                                          6,143           6,002
       Corporate                                         (1,788)         (1,485)
                                                         ------          ------
                                                        $14,680         $12,064

*Three months ended March 31 consists of equity income of $6,222,000 in 2003 and $6,053,000 in 2002 from our 32% interest in the joint venture, Genlyte Thomas Group LLC (GTG), less $79,000 in 2003 and $51,000 in 2002, related to expense recorded for Thomas Industries stock options issued to GTG employees.

Note G - Goodwill and Other Intangible Assets
---------------------------------------------

The changes in net carrying amount of goodwill for the three months ended March 31, 2003 were as follows (in thousands):

   Balance as of December 31, 2002                         $ 55,669
   Translation adjustment and other                            (406)
                                                         --------------
   Balance as of March 31, 2003                            $ 55,263
                                                         ==============

The goodwill included in the balance sheets is related to the Pump and Compressor Segment.

Certain intangible assets have definite lives and are being amortized. In accordance with SFAS No. 142, the Company evaluated the remaining useful lives of intangible assets as of January 1, 2002, and where appropriate, revisions to the remaining period of amortization were made. Amortizable intangible assets consist of the following (in thousands):


                               March 31, 2003                                 December 31, 2002
                  -----------------------------------------     ----------------------------------------------
                                           Accumulated                                        Accumulated
                   Life       Cost         Amortization            Life          Cost         Amortization
                   ----       ----         ------------            ----          ----         ------------

   Licenses        18-19      $   471      $   187                 18-19     $   466            $  65
   Patents         5-20         5,306          351                 5-20        5,137              230
   Other           1-10         2,720          565                 1-10        2,633              491
                           ------------ -------------------                  ------------- -------------------
   Total                       $8,497       $1,103                           $8,236              $786
                           ============ ===================                  ============= ===================


The March 31, 2003 cost amount includes $7.9 million related to the Rietschle acquisition allocated to patents and other intangibles. The total intangible amortization expense for the three months ended March 31, 2003 and 2002 was $291,000 and $6,000, respectively.

The estimated amortization expense stated in thousands of dollars for the next five years beginning January 1, 2003 through December 31, 2007 is as follows:

      2003         $809
      2004          692
      2005          692
      2006          692
      2007          684

As  of  March  31,  2003,  $11,525,000  has  been  preliminarily   allocated  to
non-amortizable trademarks, in connection with the Rietschle acquisition.

Also included in other intangible assets is an intangible asset associated with the minimum pension liability of $691,000 as of March 31, 2003 and December 31, 2002.

Note H - Long-lived Assets
--------------------------

Consistent with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company evaluates long-lived assets for impairment and assesses their recoverability based upon anticipated future cash flows. If facts and circumstances lead the Company's management to believe that the cost of one of its assets may be impaired, the Company will evaluate the extent to which that cost is recoverable by comparing the future undiscounted cash flows estimated to be associated with that asset to the asset's carrying amount and write down that carrying amount to market value to the extent necessary.

Note I - Genlyte Thomas Group LLC
---------------------------------

The following table contains certain unaudited financial information for the Joint Venture.


                            Genlyte Thomas Group LLC
                         Condensed Financial Information
                             (Dollars in Thousands)

                                                        (Unaudited)
                                                        March 31,   December 31,
                                                          2003         2002
                                                          ----         ----
       GTG balance sheets:
          Current assets                                $412,500      $405,138
          Long-term assets                               270,192       267,843
          Current liabilities                            174,245       187,211
          Long-term liabilities                           66,860        69,795

                                                            Three Months
                                                           Ended March 31
                                                           2003          2002
                                                           ----          ----
       GTG income statements (unaudited):
          Net sales                                     $237,913      $232,026
               Gross profit                               81,830        80,220
          Earnings before interest and taxes              21,163        21,083
          Net income                                      19,445        18,916


    Amounts recorded by Thomas Industries Inc.:
          Equity income from GTG                         $6,222         $6,053
          Stock option expense                              (79)           (51)
                                                         ------       ---------
          Equity income reported by Thomas               $6,143       $  6,002
                                                         ======       ========


Note J - Stock-Based Compensation
---------------------------------

Stock options are granted under various stock compensation programs to employees and independent directors. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

Included in stock option activity, but accounted for in accordance with SFAS No. 123, are options granted to GTG employees, for which the Company has recorded compensation expense. This compensation expense, shown net of tax, is also included in the pro forma information below.

The Company's pro forma information in accordance with SFAS No. 123 is as follows:


                                                                   Three Months Ended
                                                                         March 31
                                                          ----------------------------------

                                                                2003            2002
                                                          ---------------------------------

Net income (as reported)                                      $     8,806    $     7,421
Add: Stock-based compensation expense for GTG employees
   included in reported net income, net of related tax
   effects.                                                            46             42
Deduct:  Total stock-based employee compensation
   determined under fair value based method for all
   awards, net of related tax effects.
                                                                     (194)          (211)
                                                          ---------------------------------
Net income (pro forma)                                        $     8,658    $     7,252
                                                          =================================

Net income per share (Basic) -        As reported                  $ .51          $ .49
                                          Pro forma                  .51            .48

Net income per share (Diluted) -     As reported                     .50            .47
                                          Pro forma                  .50            .46


Note K - Product Warranty Costs
-------------------------------

The Company generally offers warranties for most of its products for periods from one to five years. The specific terms and conditions of these warranties vary depending on the product sold and country in which the Company does business. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company's warranty liability include that number of units sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary.

Changes in the Company's warranty liability for the three months ended March 31, 2003 are as follows (in thousands):

   Balance as of December 31, 2002                                $ 2,674
   Warranties issued during the quarter                               755
   Settlements made during the quarter                               (497)
                                                                 ------------
   Balance as of March 31, 2003                                   $ 2,932
                                                                 ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Thomas' discussion and analysis of its financial condition and results of operations are based upon Thomas' consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. When preparing these consolidated financial statements, the Company is required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company evaluates its estimates, including, but not limited to, those related to product warranties, bad debts, inventories, equity investments, income taxes, pensions and other post-retirement benefits, contingencies, and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Thomas' customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Thomas provides for the estimated cost of product warranties. While the Company engages in extensive product quality programs and processes, should actual product failure rates differ from estimates, revisions to the estimated warranty liability would be required. Thomas writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. With respect to the Rietschle acquisition in 2002, the Company utilized an independent appraisal in determining the fair value of assets and liabilities acquired. The purchase price allocation has not yet been finalized, and as a result, the amounts recorded could change as the allocation is finalized. If actual market conditions or other factors differ in the future from those used by the independent appraiser, then additional asset write-downs may be required. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," Thomas tests at least annually for impairment of goodwill and indefinite lived intangible assets. If facts and circumstances lead the Company's management to believe that the cost of one of these assets may be impaired, then further evaluations would be performed and possible write-downs could occur. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company evaluates long-lived assets for impairment and assesses their recoverability based upon anticipated future cash flows. If facts and circumstances lead the Company's management to believe that the cost of one of its long-lived assets may be impaired, then further evaluations would be performed and possible write-downs could occur.

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

RESULTS OF OPERATIONS
On August 29, 2002, the Company purchased substantially all the assets and liabilities of Werner Rietschle Holding GmbH ("Rietschle"), a privately held company based in Schopfheim, Germany. See Note B in the notes to condensed consolidated financial statements. Rietschle's operating results are included in the Company's operating results since the date of acquisition.

The Company's net income was $8.8 million in the first quarter ended March 31, 2003, compared to $7.4 million in the first quarter ended March 31, 2002. Included in this amount was approximately $1.0 million related to Rietschle's operating results after netting interest expense on acquisition debt and other transaction related expenses. Excluding the impact of Rietschle's operating results, net income for the 2003 first quarter would have been $7.8 million or 4.7% higher than the comparable 2002 period, primarily due to higher sales volume in both the Pump and Compressor Segment and Lighting Segment.

PUMP AND COMPRESSOR SEGMENT
Net sales during the first quarter ended March 31, 2003, increased 100.5% to $92.3 million compared to $46.1 million for the first quarter of 2002. Included in 2003 was $39.9 million related to Rietschle net sales. Excluding the Rietschle net sales, 2003 net sales would have increased 13.9%. Also favorably impacting the 2003 net sales were the effects of exchange rates. If measured in constant exchange rates and when excluding the Rietschle net sales, 2003 net sales would have increased 7.5%. The following comments regarding net sales are based on comparisons of the 2003 and 2002 first quarters when excluding the Rietschle net sales and the effects of exchange rates. North American operations reported increases in 2003 sales compared to 2002 due to continued strength in the automotive market. Europe also reported higher net sales due to increases from the automotive, medical, and certain industrial markets. Net sales decreased in the Asia Pacific operations due to softness in the environmental and medical markets.

Gross profit for the Pump and Compressor Segment was $33.1 million, or 35.9% of sales in the first quarter of 2003, compared to $16.9 million, or 36.7% in the first quarter of 2002. Excluding Rietschle's operating results in 2003, the Company's gross profit percent would have been 35.4%. The reduction in the gross profit percentage was primarily due to the negative impact from a new product in North America, which is in the process of being transferred to China for lower cost production. The impact in the first quarter of 2003 related to this was $.5 million.

The Pump and Compressor Segment's selling, general and administrative (SG&A) expenses were $22.8 million, or 24.7% of sales, in the first quarter of 2003, compared to $9.3 million, or 20.3%, in the same period in 2002. These exclude corporate expenses which are discussed in a separate section below. The higher percent of sales in 2003 for SG&A expenses, when including Rietschle, is due to the increased number of Rietschle sales and service offices throughout the world, which require a higher level of SG&A costs to operate. Excluding Rietschle's SG&A expenses, the 2003 SG&A expenses would be at 19.9% of sales, which is down slightly from the 2002 percentage.

Operating income for the first quarter ended March 31, 2003, was $10.3 million or 36.8% higher than the $7.5 million in the first quarter of 2002. Included in the 2003 first quarter were $2.6 million related to Rietschle operating income. Excluding Rietschle, the first quarter operating income would have increased 2.7%. Also favorably impacting the 2003 operating income were the effects of exchange rates. If measured in constant exchange rates and when excluding the Rietschle operating income, the 2003 operating income would have decreased 2.7%. The following comments regarding operating income are based on comparisons of the 2003 and 2002 first quarters when excluding the Rietschle operating income and the effects of exchange rates. The North American operations posted improved operating income results primarily due to increased sales volume. These improved results were partially offset by lower margins on a new product, which is in the process of being transferred to China for lower cost production. The European operations reported lower operating income in the first quarter of 2003 versus 2002, primarily due to unfavorable product mix. The Asia Pacific operating income was lower than the comparable 2002 periods due to lower sales volume.

LIGHTING SEGMENT
The Genlyte Group (Genlyte) and Thomas formed the Genlyte Thomas Group LLC (GTG) on August 30, 1998. The Lighting Segment's operating income includes our 32% interest in the GTG joint venture, as well as expenses related to Thomas Industries stock options issued to GTG employees. The Lighting Segment earnings increased 2.3% to $6.1 million in the first quarter of 2003, compared to $6.0 million in the same period in 2002. This increase is due primarily to a 2.5% increase in sales.

    Thomas' investment in GTG is accounted for using the equity method of accounting. Under the terms of the LLC Agreement, any time on or after January 31, 2002, Thomas has the right (a "put right"), but not the obligation, to require the Joint Venture (GTG) to purchase all, but not less than all, of Thomas' ownership interest in GTG at the applicable purchase price. The purchase price shall be equal to the "Fair Market Value" of GTG multiplied by Thomas' ownership percentage in GTG. The "Fair Market Value" means the value of the total interest in GTG computed as a going concern, including the control premium.

Also under the terms of the LLC Agreement, on or after the final settlement or disposition of Genlyte's case related to the Keene Creditors Trust lawsuit against Genlyte and others, either Thomas or Genlyte has the right, but not the obligation to buy the other parties' interest in GTG (the "Offer Right"). If

Thomas and Genlyte cannot agree on the terms, then GTG or the business of GTG shall be sold to the highest bidder. Either party may participate in bidding for the purchase of GTG or the business of GTG. On March 14, 2003, the Southern District of New York Federal District Court dismissed the Genlyte case noted above. On April 14, 2003, the Creditors Trust filed a Notice of Appeal to the United States Court of Appeals for the Second Circuit from the final judgement entered on March 17, 2003. The Notice claims to bring up for review all orders, opinions, and decisions previously entered in the action. Therefore, as of May 12, 2003, no final settlement or disposition has occurred and neither party has the ability to exercise this right.

In the event of a Change of Control (i) of Thomas, GTG has the right, but not the obligation, to purchase Thomas' interest for a purchase price equal to Fair Market Value of GTG multiplied by Thomas' ownership interest or (ii) of Genlyte, Thomas has the right, but not the obligation, to sell its interest to the Joint Venture for a purchase price equal to Fair Market Value of GTG multiplied by Thomas' ownership interest. The definition of "Change of Control" includes the acquisition by any person of 25% or more of Thomas' outstanding common stock.

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

CORPORATE
As disclosed in Note F (Segment Disclosures) in the consolidated financial statements, consolidated operating income includes corporate expenses. Corporate expenses were $1.8 million for the three months ended March 31, 2003, compared to $1.5 million for 2002. The increase in 2003 relates to higher banking, audit, and tax fees as a result of the Rietschle acquisition.

Interest expense for the three months ended March 31, 2003 was $1.1 million compared to $.6 million for 2002. The 2003 amount includes $.8 million related to the Rietschle acquisition. Excluding Rietschle related amounts, the 2003 interest expense was $.3 million. The reduction in 2003, when excluding the Rietschle acquisition, was primarily related to the $7.7 million payment of long-term debt on January 31, 2003, which carried a 9.36% annual interest rate. Interest rates were also lower in 2003 compared to 2002.

Interest income and other for the three months ended March 31, 2003 was a charge of $39 thousand compared to $242 thousand of income in the comparable period in 2002. The decrease from 2002, relates to lower amounts of invested cash in 2003 and lower interest rates versus 2002. The 2003 first quarter charge also includes negative impact from foreign currency transaction losses, compared to favorable impacts in the first quarter of 2002.

Income tax provisions were $4.7 million and $4.3 million in the three months ended March 31, 2003 and 2002, respectively. The effective income tax rate was 35.0% in 2003, compared to 36.5% in 2002. The decline in the effective tax rate in 2003 was primarily due to the tax benefits to be achieved through the Rietschle acquisition.

LIQUIDITY AND SOURCES OF CAPITAL
Cash and cash equivalents increased $.4 million to $19.3 million at March 31, 2003, compared to $18.9 million at December 31, 2002. This increase was primarily related to the $7.7 million long-term debt payment on January 31, 2003, which was offset by proceeds from additional long-term debt borrowings of $12.0 million, at lower interest rates. These additional proceeds were also used for working capital needs during the three months ended March 31, 2003.

Cash flows provided by operations in the first quarter of 2003 were $.8 million compared to cash flows provided by operations of $1.7 million in the first quarter of 2002. The decrease in cash flows were primarily related to increases in accounts receivable and inventory in the first quarter of 2003 compared to 2002. Our first quarter net cash from operating activities has historically been relatively low since the formation of the GTG joint venture. The Company receives no distributions from GTG until after the first quarter of each year. In accordance with the joint venture agreement, the Company does receive periodic reimbursements of income taxes beginning in the second quarter and also receives contractually a minimum of a $3.0 million dividend in the fourth quarter of each year.

Dividends paid in 2003 were $1.5 million compared with $1.3 million in 2002. The 2003 dividends increased primarily due to the issuance of 1.8 million shares in connection with the acquisition of Rietschle.

As of March 31, 2003, the Company had standby letters of credit totaling $4,410,000 with expiration dates during 2003. The Company anticipates that these letters of credit will be renewed at their expiration dates.

The Company announced in December 1999 that it planned to repurchase, from time to time depending on market conditions and other factors, up to 15 percent, or 2,373,000 shares, of its outstanding Common Stock in the open market or through privately negotiated transactions at the prevailing market prices. During 2003, no purchases were made. Through March 31, 2003, the Company has purchased, on a cumulative basis, 879,189 shares at a cost of $17.3 million, or an average cost of $19.72 per share. The Company plans to fund any purchase of Company stock through a combination of cash flows generated from operating activities and our revolving line of credit.

Working capital increased from $82.0 million at December 31, 2002, to $90.7 million at March 31, 2003, primarily due to increases in accounts receivable and inventories to support business activities.

                                                     March 31,     December 31,
Dollars in Thousands                                  2003             2002
                                                      ----             ----

Working capital                                     $ 90,676         $82,030
Current ratio                                           2.74            2.66
Long-term debt, less current portion                $108,491        $104,047
Long-term debt to total capital                         24.9%           24.9%

Certain loan agreements of the Company include restrictions on working capital, operating leases, tangible net worth, and the payment of cash dividends and stock distributions. Under the most restrictive of these arrangements, retained earnings of $107.4 million are not restricted at March 31, 2003. Thomas is in compliance with all covenants or other requirements set forth in its borrowing agreements. In the event of non-compliance or if Thomas prepays the debt, then Thomas would incur a penalty. At March 31, 2003, the prepayment penalty would have been approximately $1.9 million on a pre-tax basis.

As of March 31, 2003, the Company had a $120 million revolving line of credit with its banks through August 28, 2005, $90.0 million of which was outstanding. This line of credit was used to fund the cash payment of $83 million for the Rietschle acquisition and to support the short-term needs of the business for working capital changes, fixed asset additions, and general business use. As of March 31, 2003, the Company had uncommitted short-term borrowing arrangements being used by some of its foreign offices which totaled $58 thousand. As of March 31, 2003 and December 31, 2002, except as described above related to the GTG joint venture, management was aware of no relationships with any other unconsolidated entities, financial partnerships, structured finance entities, or special purpose entities which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

FORWARD-LOOKING STATEMENTS
The Company makes forward-looking statements from time to time and desires to take advantage of the "safe harbor" which is afforded such statements under the Private Securities Litigation Reform Act of 1995 when they are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward-looking statements.

The statements contained in the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as other statements contained in this Quarterly Report and statements contained in future filings with the Securities and Exchange Commission and publicly disseminated press releases, and statements which may be made from time to time in the future by management of the Company in presentations to shareholders, prospective investors, and others interested in the business and financial affairs of the Company, which are not historical facts, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Any projections of financial performance or statements concerning expectations as to future developments should not be construed in any manner as a guarantee that such results or developments will, in fact, occur. There can be no assurance that any forward-looking statement will be realized or that actual results will not be significantly different from that set forth in such forward-looking statement. In addition to the risks and uncertainties of ordinary business operations, the forward-looking statements of the Company referred to above are also subject to the following risks and uncertainties:

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

o GTG, which comprises the Company's Lighting Segment, participates in highly competitive markets that are dependent on the level of residential, commercial, and industrial construction activity in North America. Changes in interest rates, consumer preferences, office and plant occupancy rates, and acceptance of new products affect the Lighting Segment.

o As the Company's business continues to expand outside the United States, the Company could experience currency exchange rate fluctuations. The Company could also be affected by nationalizations; unstable governments, economies, or legal systems; terrorist attacks; or inter-governmental disputes. These currency, economic, and political uncertainties may affect the Company's results.

o With the Rietschle acquisition, the Company is in the process of integrating the Rietschle business. There can be no assurance that the integration will occur in a timely fashion or in a manner which will allow the Company to realize the full benefit of its strategies. As part of the integration process, the Company plans on achieving certain synergies. There can be no assurance that the synergies will be realized in a timely manner, if at all.

o With the Rietschle acquisition, the Company has a larger percentage of its net assets exposed to foreign currency risks. As a result, this increased exposure to foreign currency risks may adversely affect the Company's results.

o With the Rietschle acquisition, the Company has a leading market share in supplying compressors and systems to the printing industry worldwide. The Company's market share could be reduced significantly due to competition or technology. The loss of market share in the printing industry could have a significant adverse affect on the Company's results.



The forward-looking statements made by the Company are based on estimates that the Company believes are reasonable. However, the Company's actual results could differ materially from such estimates and expectations as a result of being positively or negatively affected by the factors as described above, as well as other unexpected, unanticipated, or unforeseen factors.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

The Company's long-term debt bears interest at both fixed and variable rates. Variable rate long-term debt includes the $1.25 million Industrial Revenue Bond and the $90.0 million outstanding from the revolving line of credit facility that accrue interest at variable rates, but which can be fixed for six month intervals. Short-term borrowings of $58 thousand at March 31, 2003, are priced at variable interest rates. The Company's results of operations and cash flows, therefore, would only be affected by interest rate changes to its variable rate debt. At March 31, 2003, $91.3 million was outstanding. A 100 basis point movement in the interest rate on the variable rate debt of $91.3 million would result in an $913,000 annualized effect on interest expense and cash flows ($593,000 net of tax).

The Company also has short-term investments, including cash equivalents, of $14.0 million as of March 31, 2003 that bear interest at variable rates. A 100 basis point movement in the interest rate would result in an approximate $140,000 annualized effect on interest income and cash flows ($91,000 net of tax).

The fair value of the Company's long-term debt is estimated based on current interest rates offered to the Company for similar instruments. A 100 basis point movement in the interest rate would result in an approximate $217,000 annualized effect on the fair value of long-term debt ($141,000 net of tax).

The Company has significant operations consisting of sales and manufacturing activities in foreign countries. As a result, the Company's financial results could be significantly affected by factors such as changes in currency exchange rates or changing economic conditions in the foreign markets in which the Company manufactures or distributes its products. Currency exposures for our Pump and Compressor Segment are concentrated in Germany but exist to a lesser extent in other parts of Europe, Asia, and South America. Our Lighting Segment currency exposure is primarily in Canada.

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

PART II.  OTHER INFORMATION
-------   -----------------

Item 6.  Exhibits and Reports on Form 8-K


                  (a)    Exhibits

                         99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant Section 906 of the Sarbanes - Oxley Act of 2002, filed herewith.

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

Date    May 12, 2003

                                 CERTIFICATIONS

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

Date:  May 12, 2003

                                                   /s/ Timothy C. Brown
                                                   -----------------------------
                                                   Timothy C. Brown, Chairman,
                                                   President and CEO

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

Date:  May 12, 2003
                                                       /s/ Phillip J. Stuecker
                                                       -------------------------
                                                       Phillip J. Stuecker, Vice
                                                       President and Chief
                                                       Financial Officer