Form 10-Q
period 2003-06-30
THOMAS INDUSTRIES INC
filed 2003-08-12
CIK 97886

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q




                  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2003


                          Commission File Number 1-5426
                          -----------------------------


                             THOMAS INDUSTRIES INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

       DELAWARE                                        61-0505332
       --------                                        ----------
(State of incorporation)                 (I.R.S. Employer Identification Number)

4360 BROWNSBORO ROAD, SUITE 300, LOUISVILLE, KENTUCKY             40207
-----------------------------------------------------             -----
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

As of August 11, 2003, 17,221,169 shares of the registrant's Common Stock were outstanding (net of treasury shares).

PART I. - FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)


                     THOMAS INDUSTRIES INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (IN THOUSANDS EXCEPT AMOUNTS PER SHARE)



                                                                  THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                       JUNE 30                           JUNE 30
                                                                -------------------------     -------------------------
                                                                    2003           2002           2003           2002
                                                                -------------------------     -------------------------


          Net sales                                              $ 95,810       $ 49,928       $188,156       $ 95,985
          Cost of products sold                                    62,050         31,919        121,281         61,081
                                                                -------------------------     -------------------------
          Gross profit                                             33,760         18,009         66,875         34,904

          Selling, general and administrative
            expenses                                               25,194         11,414         49,772         22,247
          Equity income from GTG                                    6,887          7,522         13,030         13,524
                                                                -------------------------     -------------------------
          Operating income                                         15,453         14,117         30,133         26,181


          Interest expense                                          1,026            560          2,112          1,179
          Interest income and other income                             94             43             55            285
                                                                -------------------------     -------------------------
          Income before income taxes and minority interest         14,521         13,600         28,076         25,287


          Income taxes                                              5,079          4,964          9,821          9,230
                                                                -------------------------     -------------------------
          Income before minority interest                           9,442          8,636         18,255         16,057

          Minority interest, net of tax                                10             --             17             --
                                                                -------------------------     -------------------------
          Net income                                             $  9,432       $  8,636       $ 18,238       $ 16,057
                                                                =========================     =========================

          Net income per share:
              Basic                                              $   0.55       $   0.57       $   1.06       $   1.05
              Diluted                                            $   0.54       $   0.54       $   1.04       $   1.02

          Dividends declared per share:                          $  0.095       $  0.085       $   0.18       $   0.17

          Weighted average number of shares outstanding:

              Basic                                                17,179         15,276         17,159         15,260

              Diluted                                              17,550         15,883         17,514         15,817


See notes to condensed consolidated financial statements.



                     THOMAS INDUSTRIES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                          (Unaudited)
                                                                                            June 30             December 31
                                                                                             2003                 2002 *
                                                                                    ---------------------------------------------

ASSETS
Current assets:
    Cash and cash equivalents                                                        $         17,728       $         18,879
    Accounts receivable, less allowance
       (2003--$2,395; 2002--$2,270)                                                            55,748                 50,067
    Inventories:
           Finished products                                                                   27,716                 23,108
           Raw materials                                                                       19,935                 17,722
           Work in process                                                                     14,605                 11,970
                                                                                    ---------------------------------------------
                                                                                               62,256                 52,800
    Deferred income taxes                                                                       7,893                  4,407
    Other current assets                                                                        6,563                  5,325
                                                                                    ---------------------------------------------
Total current assets                                                                          150,188                131,478

Investment in GTG                                                                             203,554                188,810
Property, plant and equipment                                                                 166,489                153,751
    Less accumulated depreciation and amortization                                            (70,622)               (62,160)
                                                                                    ---------------------------------------------
                                                                                               95,867                 91,591
Goodwill                                                                                       54,670                 55,669
Other intangible assets, net                                                                   20,547                 19,299
Other assets                                                                                    3,802                  4,169
                                                                                    ---------------------------------------------
Total assets                                                                         $        528,628        $       491,016
                                                                                    =============================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Notes payable                                                                    $          3,286        $         1,460
    Accounts payable                                                                           11,845                 15,496
    Accrued expenses and other current liabilities                                             27,644                 21,442
    Dividends payable                                                                           1,634                  1,455
    Income taxes payable                                                                        3,549                    233
    Current portion of long-term debt                                                           9,509                  9,362
                                                                                    ---------------------------------------------
Total current liabilities                                                                      57,467                 49,448

Deferred income taxes                                                                           7,053                  5,163
Long-term debt, less current portion                                                          103,888                104,047
Long-term pension liability                                                                    10,621                 10,621
Other long-term liabilities                                                                     7,318                  7,336
                                                                                    ---------------------------------------------
Total liabilities                                                                             186,347                176,615

Minority interest                                                                                  23                     34

Shareholders' equity:
    Preferred stock, $1 par value, 3,000,000 shares authorized - none issued                        -                      -
    Common stock, $1 par value, shares authorized: 60,000,000; shares
       issued: 2003 - 18,025,087; 2002 - 17,947,630                                            18,025                 17,948
    Capital surplus                                                                           135,582                133,964
    Deferred compensation                                                                       1,159                    846
    Treasury stock held for deferred compensation                                              (1,159)                  (846)
    Retained earnings                                                                         200,498                185,351
    Accumulated other comprehensive income (loss)                                                 212                (10,837)
    Less cost of 822,339 treasury shares                                                      (12,059)               (12,059)
                                                                                    ---------------------------------------------
Total shareholders' equity                                                                    342,258                314,367
                                                                                    ---------------------------------------------
Total liabilities and shareholders' equity                                           $        528,628        $       491,016
                                                                                    =============================================

* Derived from the audited  December 31, 2002,  consolidated balance sheet.
See notes to condensed consolidated financial statements.




                     THOMAS INDUSTRIES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (DOLLARS IN THOUSANDS)


                                                                                                   SIX MONTHS ENDED
                                                                                                        JUNE 30
                                                                                             ------------------------------
                                                                                                  2003          2002
                                                                                             ------------------------------

OPERATING ACTIVITIES                                                                         $ 18,238            $ 16,057
Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation and intangible amortization                                                  7,609               4,080
      Deferred income taxes                                                                    (1,755)                (79)
       Equity income from GTG                                                                 (13,030)            (13,524)
      Distributions from GTG                                                                    3,250               2,860
      Other items                                                                                 151                 446
      Changes in operating assets and liabilities net of effect of acquisitions:
            Accounts receivable                                                                (3,260)             (4,509)
            Inventories                                                                        (5,929)               (615)
            Accounts payable                                                                   (4,192)                556
            Income taxes payable                                                                3,275              (1,082)
            Accrued expenses and other current liabilities                                      4,790                 (90)
            Other                                                                              (1,861)             (1,147)
                                                                                             ------------------------------
Net cash provided by operating activities                                                       7,286               2,953

INVESTING ACTIVITIES
Purchases of property, plant and equipment                                                     (6,544)             (2,951)
Purchase of 20% minority interest of Italian subsidiary                                        (1,534)                 -
Sales of property, plant and equipment                                                             80                 111
                                                                                             ------------------------------
Net cash used in investing activities                                                          (7,998)             (2,840)

FINANCING ACTIVITIES
Proceeds from short-term debt                                                                   1,820                  -
Payments on long-term debt                                                                    (12,990)             (7,758)
Proceeds from long-term debt                                                                   12,000                   -
Dividends paid                                                                                 (2,912)             (2,591)
Other                                                                                           1,028                 452
                                                                                             ------------------------------
Net cash used in financing activities                                                          (1,054)             (9,897)

Effect of exchange rate changes                                                                   615               1,432
                                                                                             ------------------------------
Net decrease in cash and cash equivalents                                                      (1,151)             (8,352)
Cash and cash equivalents at beginning of period                                               18,879              29,500
                                                                                             ------------------------------
Cash and cash equivalents at end of period                                                    $17,728             $21,148
                                                                                             ==============================


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

The results of operations for the six-month period ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Note B - Acquisition
--------------------

WERNER RIETSCHLE HOLDING GMBH ACQUISITION:
On August 29, 2002, the Company purchased substantially all the assets and liabilities of Werner Rietschle Holding GmbH ("Rietschle"), a privately held company based in Schopfheim, Germany. Rietschle has been a world leader in vacuum and pressure technology, which includes dry running and oil-lubricated pumps, blowers, compressors, and pressure/vacuum pumps utilizing rotary vane, screw, roots and claw technologies. The purchase price consisted of $83.3 million in cash and 1,800,000 treasury shares of the Company's common stock. The Company negotiated a $120.0 million revolving credit facility with a group of banks to finance the cash portion of the purchase price, of which $85.0 million was outstanding as of June 30, 2003. Rietschle's operating results are included in the Company's results since the date of acquisition.

A tentative purchase price allocation was made and reflected in the June 30, 2003 financial statements. This allocation is preliminary as the Company finalizes information, including appraisals, about the fair value of assets and liabilities acquired. Accordingly, the amounts recorded will change as the allocation is finalized.

Supplemental pro forma information below for the three and six months ended June 30, 2002, is presented as though the business combination had been completed as of the beginning of the periods being reported on. The pro forma financial information does not necessarily reflect the results of operations that would have occurred if the Company and Rietschle constituted a single entity during such periods.


         (In thousands, except per share data)         Three Months Ended           Six Months Ended
                                                         June 30, 2002                 June 30, 2002
                                                         -------------                 -------------

         Net sales                                          $84,986                       $164,020
         Net income                                         $ 9,631                       $ 17,938
         Earnings per share - diluted                       $   .54                       $   1.02


The aggregate purchase price consists of (in thousands):

         Cash                                               $  83,288
         Fair value of Thomas common stock                     44,754
         Transaction costs                                      5,922
                                                       ----------------
          Total aggregate purchase price                     $133,964
                                                       ================

The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

   Cash                                           $  3,487
   Accounts receivable                              25,121
   Inventories                                      29,228
   Other current assets                              8,378
   Property, plant and equipment                    47,976
   Other intangibles                                17,463
   Other assets                                      3,113
   Current liabilities                             (24,103)
   Long-term debt                                  (19,536)
   Other long-term liabilities                      (7,619)
                                              ---------------
                                                    83,508

   Goodwill                                         50,456
                                              ---------------
   Aggregate purchase price                       $133,964
                                              ===============

Certain allocations above are based on management's preliminary estimate of assets acquired and liabilities assumed. The valuations of property, plant and equipment and other intangible assets are based on preliminary results of independent appraisals, which are still being reviewed. The property, plant and equipment is being depreciated on a straight-line basis over an estimated useful life ranging from three to thirty years. The other intangible assets are being amortized on a straight-line basis over a useful life range of five to twelve years, except for $12,210,000 of trademarks, which are not being amortized.

The goodwill associated with the Rietschle acquisition is all allocated to the Pump and Compressor Segment.

20% MINORITY INTEREST IN RIETSCHLE ITALIAN SUBSIDIARY:
On April 11, 2003, the Company purchased the remaining 20% minority interest in the Company's Italian subsidiary for $1.5 million. All of the purchase price was preliminarily allocated to goodwill. The Company now owns 100% of the Italian subsidiary.

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

Note D - Comprehensive Income
-----------------------------
The reconciliation of net income to comprehensive income follows:


(In  thousands)                                       THREE MONTHS                      SIX MONTHS
                                                      ENDED JUNE 30                    ENDED JUNE 30
                                                   2003            2002           2003             2002
                                                   ----            ----           ----             ----

Net income                                       $9,432          $8,636         $18,238          $16,057
Other comprehensive income (loss):
   Minimum pension liability                        (36)              -             (63)               -
      Related tax expense                            13               -              22                -
   Foreign currency translation                   7,255           5,667          11,090            5,144
                                                 ------          ------         -------          -------
Total change in other comprehensive income        7,232           5,667          11,049            5,144
                                                 ------          ------         -------          -------

Total comprehensive income                      $16,664         $14,303         $29,287          $21,201
                                                =======         =======         =======          =======


Note E - Net Income Per Share
-----------------------------

The computation of the numerator and denominator in computing basic and diluted net income per share follows:


    (In  thousands)                                     THREE MONTHS                 SIX MONTHS
                                                        ENDED JUNE 30               ENDED JUNE 30
                                                  2003            2002           2003             2002
                                                  ----            ----           ----             ----
Numerator:
    Net income                                  $ 9,432          $8,636         $18,238          $16,057
                                                -------          ------         -------          -------
Denominator:
    Weighted average shares outstanding          17,179          15,276          17,159           15,260
Effect of dilutive securities:
    Director and employee stock options             349             570             330              521
    Employee performance shares                      22              37              25               36
                                                -------          ------         -------          -------
    Dilutive potential common shares                371             607             355              557
                                                -------          ------         -------          -------
    Denominator for diluted earnings per share
    -adjusted weighted average shares and
     assumed conversions                         17,550          15,883          17,514           15,817
                                                 ======          ======          ======           ======


Note F - Segment Disclosures
----------------------------


(In  thousands)                                       THREE MONTHS                       SIX MONTHS
                                                      ENDED JUNE 30                    ENDED JUNE 30
                                                  2003             2002           2003            2002
                                                  ----             ----           ----            ----

Total net sales including intercompany
  sales
       Pump and Compressor                     $117,813         $56,261        $229,940         $108,218
Intercompany sales
       Pump and Compressor                      (22,003)         (6,333)        (41,784)         (12,233)
                                               --------         -------        --------         --------
Net sales to unaffiliated customers
       Pump and Compressor                     $ 95,810         $49,928        $188,156         $ 95,985
                                               ========         =======        ========         ========

Operating income
         Pump and Compressor                   $ 10,334          $8,014         $20,659         $ 15,561
         Lighting*                                6,887           7,522          13,030           13,524
         Corporate                               (1,768)         (1,419)         (3,556)          (2,904)
                                               --------         -------        --------         --------
                                               $ 15,453         $14,117        $ 30,133         $ 26,181
                                               ========         =======        ========         ========



*Three  months ended June 30 consists of equity income of $6,952,000 in 2003 and
$7,572,000 in 2002 from our 32% interest in the joint  venture,  Genlyte  Thomas
Group LLC (GTG),  less  $65,000 in 2003 and $50,000 in 2002,  related to expense recorded for Thomas Industries stock options issued to GTG employees. Six months ended June 30 consists of equity income of $13,174,000  in 2003 and  $13,625,000 in 2002 from our 32 percent  interest in GTG less  $144,000 in 2003 and $101,000 in 2002 related to expense  recorded for Thomas  Industries stock options issued to GTG employees.


Note G - Goodwill and Other Intangible Assets
---------------------------------------------

The changes in net carrying amount of goodwill for the six months ended June 30, 2003 were as follows (in thousands):

   Balance as of December 31, 2002                       $ 55,669
   Rietschle acquisition adjustments                        1,296
   20% minority interest acquisition                        1,484
   Translation adjustments and other                       (3,779)
                                                       ----------------
   Balance as of June 30, 2003                           $ 54,670
                                                       ================

The goodwill included in the balance sheets is related to the Pump and Compressor Segment.

Certain intangible assets have definite lives and are being amortized. In accordance with SFAS No. 142, the Company evaluated the remaining useful lives of intangible assets as of January 1, 2002, and where appropriate, revisions to the remaining period of amortization were made. Amortizable intangible assets consist of the following (in thousands):


                               June 30, 2003                                  December 31, 2002
                  -----------------------------------------     ----------------------------------------------
                                           Accumulated                                        Accumulated
                   Life       Cost         Amortization            Life          Cost         Amortization
                   ----       ----         ------------            ----          ----         ------------

   Licenses        18-19      $   483      $   192                 18-19     $   466            $  65
   Patents         5-20         5,621          490                 5-20        5,137              230
   Other           1-10         2,881          659                 1-10        2,633              491
                           -------------------------------                   --------------------------------
   Total                       $8,985       $1,341                           $ 8,236            $ 786
                           ===============================                   ================================


The June 30, 2003 cost amount includes $8.4 million related to the Rietschle acquisition allocated to patents and other intangibles. The total intangible amortization expense for the six months ended June 30, 2003 and 2002 was $471,000 and $9,000, respectively.

The estimated amortization expense stated in thousands of dollars for the next five years beginning January 1, 2003 through December 31, 2007 is as follows:

     2003         $855
     2004          738
     2005          738
     2006          738
     2007          729

As  of  June  30,  2003,   $12,210,000  has  been  preliminarily   allocated  to
non-amortizable trademarks, in connection with the Rietschle acquisition.

Also included in other intangible assets is an intangible asset associated with the minimum pension liability of $691,000 as of June 30, 2003 and December 31, 2002.

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


                            Genlyte Thomas Group LLC
                         Condensed Financial Information
                             (Dollars in Thousands)


                                                         (Unaudited)
                                                           June 30,                 December 31,
                                                             2003                       2002
                                                             ----                       ----
       GTG balance sheets:
          Current assets                                 $404,606                     $405,138
          Long-term assets                                285,504                      267,843
          Current liabilities                             174,282                      187,211
          Long-term liabilities                            53,775                       69,795


                                                        Three Months             Six Months
                                                         Ended June 30          Ended June 30
                                                         -------------          -------------
                                                       2003        2002         2003      2002
                                                       ----        ----         ----      ----
       GTG income statements (unaudited):
          Net sales                                  $254,113    $247,767     $492,026  $479,793
               Gross profit                            88,729      87,569      170,559   167,789
          Earnings before interest and taxes           23,259      25,787       44,422    46,870
          Net income                                   21,724      23,664       41,169    42,579


    Amounts recorded by Thomas Industries Inc.:
          Equity income from GTG                       $6,952      $7,572      $13,174   $13,625
          Stock option expense                            (65)        (50)        (144)     (101)
          Equity income reported by Thomas             $6,887      $7,522      $13,030   $13,524



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

The Company's pro forma information in accordance with SFAS No. 123 is as follows:


                                                            Three Months Ended                 Six Months Ended
                                                                June 30                           June 30
                                                                -------                           -------

                                                                   2003             2002         2003        2002
                                                        -------------------------------------------------------------

Net income (as reported)                                    $     9,432     $     8,636    $   18,238    $   16,057
Add: Stock-based compensation expense for GTG employees
   included in reported net income, net of related tax
   effect.                                                           59              49           131            92
Deduct:  Total stock-based employee compensation
   determined under fair value based method for all
   awards, net of related tax effect.
                                                                   (209)           (260)         (430)         (472)

                                                        -------------------------------------------------------------
Net income (pro forma)                                      $     9,282     $     8,425   $    17,939  $     15,677
                                                        =============================================================

Net income per share (Basic) -        As reported                 $ .55           $ .57         $1.06        $ 1.05
                                          Pro forma                 .54             .55          1.05          1.03

Net income per share (Diluted) -     As reported                    .54             .54          1.04          1.02
                                          Pro forma                 .53             .53          1.02           .99



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

Changes in the Company's warranty liability for the six months ended June 30, 2003 are as follows (in thousands):

   Balance as of December 31, 2002                        $ 2,674
   Warranties issued during the six months                  1,641
   Settlements made during the six months                  (1,070)
                                                       --------------
   Balance as of June 30, 2003                            $ 3,245
                                                       ==============

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

In response to the Securities and Exchange Commission's (SEC) Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies", the Company identified the following critical accounting policies, which affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. Based on the SEC's suggestions, included with the accounting policies are potential adverse results, which could occur if different assumptions or conditions were to prevail.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Thomas' customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Thomas provides for the estimated cost of product warranties. While the Company engages in extensive product quality programs and processes, should actual product failure rates differ from estimates, revisions to the estimated warranty liability would be required. Thomas reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required. With respect to the Rietschle acquisition in 2002, the Company utilized an independent appraisal in determining the fair value of assets and liabilities acquired. The purchase price allocation has not yet been finalized, and as a result, the amounts recorded could change as the allocation is finalized. If actual market conditions or other factors differ in the future from those used by the independent appraiser, then asset write-downs may be required. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," Thomas tests at least annually for impairment of goodwill and indefinite lived intangible assets. If facts and circumstances lead the Company's management to believe that the cost of one of these assets may be impaired, then further evaluations would be performed and possible write-downs could occur. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company evaluates long-lived assets for impairment and assesses their recoverability based upon anticipated future cash flows. If facts and circumstances lead the Company's management to believe that the cost of one of its long-lived assets may be impaired, then further evaluations would be performed and possible write-downs could occur.

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

RESULTS OF OPERATIONS
On August 29, 2002, the Company purchased substantially all the assets and liabilities of Werner Rietschle Holding GmbH ("Rietschle"), a privately held company based in Schopfheim, Germany. See Note B in the notes to condensed consolidated financial statements. Rietschle's operating results are included in the Company's operating results since the date of acquisition. As we integrate the Rietschle and Thomas entities, it becomes more difficult to determine the impact of the Rietschle acquisition, on a stand-alone basis. The Company has made its best estimate of the Rietschle impact to various income statement line items, such as, net sales, gross profit, operating income and net income. Eventually, it will not be meaningful to make these estimates. At the end of the second quarter, the Company announced the shutdown of a Rietschle factory in Fleurier, Switzerland. The Company made an estimate of the shutdown costs related to severance payments and other costs to exit the facility, which would be incurred in future months. The amount of this estimate is $1.7 million. The Company has concluded that these costs should be recognized as liabilities assumed in the Rietschle acquisition and included in the allocation of the acquisition cost in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and the Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". This did not have an impact to the second quarter or six months results.

The Company's net income was $9.4 million in the second quarter ended June 30, 2003, compared to $8.6 million in the second quarter ended June 30, 2002. Included in the 2003 amount was approximately $.8 million related to Rietschle's estimated net income after netting interest expense on acquisition debt and other transaction related expenses. Excluding the impact of Rietschle, net income for the 2003 second quarter would have been $8.6 million or flat when compared to the 2002 period. For the six months ended June 30, 2003, net income was $18.2 million, compared to $16.1 million in the comparable period in 2002. Rietschle's estimated net income in the six months ended June 30, 2003, were $2.0 million. Net income for the six months ended June 30, 2003, would have been $16.3 million or 1.3% higher than the comparable 2002 period, when excluding Rietschle.

PUMP AND COMPRESSOR SEGMENT
Net sales for the second quarter ended June 30, 2003, increased 91.9% to $95.8 million compared to $49.9 million for the second quarter of 2002. Included in 2003 was $41.9 million related to Rietschle's estimated net sales. Also favorably impacting the 2003 second quarter net sales were the effects of exchange rates, which increased net sales of the former Thomas locations by approximately $2.8 million. Excluding the Rietschle net sales and the sales increase due to exchange rate fluctuation, the 2003 net sales would have increased 2.2%. The following comments regarding net sales are based on comparisons of the 2003 and 2002 second quarters when excluding the Rietschle net sales and the effects of exchange rates. North American operations recorded increases in 2003 sales compared to 2002 due to strength in the automotive and medical markets. These were partially offset by lower sales in the environmental market. Europe recorded higher sales due to increases from the environmental and medical markets, which were partially offset by lower sales to the automotive market. Net sales decreased in the Asia Pacific operations due to lower sales in the environmental and medical markets. Net sales for the six months ended June 30, 2003, increased 96% to $188.2 million compared to $96.0 million for the comparable 2002 period. Included in 2003 was $81.2 million related to
Rietschle's estimated net sales. The favorable effects of exchange rates increased the 2003 net sales by $5.8 million. Excluding the Rietschle net sales and the sales increase due to exchange rate fluctuations, the 2003 net sales for the six months ended June 30, 2003, would have increased 5.4%. When comparing the 2003 and 2002 six month period ended June 30, the market trends and explanations for changes were the same as those included above regarding the second quarter.

Gross profit for the Pump and Compressor Segment was $33.8 million, or 35.2% of sales in the second quarter of 2003, compared to $18.0 million, or 36.1% in the second quarter of 2002. Excluding Rietschle's estimated gross profit and the impact of exchange rate fluctuations in 2003, the Company's gross profit percent would have been 35.6%. For the six months ended June 30, gross profit was $66.9 million, or 35.5% of sales in 2003, compared to $34.9 million, or 36.4% for the comparable period in 2002. Excluding Rietschle's estimated gross profit and the impact of exchange rate fluctuations in 2003, the Company's gross profit percent would have been 35.3% for the six months ended June 30, 2003. The reduction in the gross profit percentage was primarily due to the negative impact from the new product being transitioned to Chinese production, sales mix and pricing pressures in some of our markets.

The Pump and Compressor Segment's selling, general and administrative (SG&A) expenses were $23.4 million, or 24.5% of sales, in the second quarter of 2003, compared to $10.0 million, or 20.0%, in the same period in 2002. These exclude corporate expenses, which are discussed in a separate section below. The higher percent of sales in the second quarter of 2003 for SG&A expenses, when including Rietschle, is due to the increased number of Rietschle sales and service offices throughout the world, which require a higher level of SG&A costs to operate. Excluding Rietschle's estimated SG&A expenses and the impact of exchange rate fluctuations, the 2003 second quarter SG&A expenses would be 20.3% of sales, which is slightly higher than the 2002 second quarter percentage. SG&A expenses for the six months ended June 30, 2003, was $46.2 million, or 24.6% of sales, compared to $19.3 million, or 20.2% for the same period in 2002. As mentioned for the second quarter above, the Rietschle acquisition is the primary reason for the higher percentage in 2003. Excluding Rietschle's estimated SG&A expenses and the impact of exchange rate fluctuations, the 2003 SG&A expenses for the six months ended June 30, 2003 would be 20.5% of sales.

Operating income for the Pump and Compressor Segment was $10.3 million for the second quarter of 2003, compared to $8.0 million for the 2002 second quarter. Included in the 2003 second quarter was $2.0 million, related to Rietschle's estimated operating income, and $.6 million related to the favorable impact of exchange rate fluctuations. Excluding these items, the 2003 operating income would have been 2.8% below the 2002 second quarter level. The following comments regarding operating income are based on comparisons of the 2003 and 2002 second quarters when excluding the Rietschle operating income and the effects of exchange rates. The North American operations reported lower operating income results primarily due to lower margins on a new product, which is in the process of being transferred to China for lower cost production. The European operations posted higher operating income in the 2003 second quarter versus 2002, primarily due to increased sales volume and favorable product mix. The Asia Pacific operating income was lower due to lower sales volume and unfavorable product mix. Operating income for the six months ended June 30, 2003, was $20.7 million, compared to $15.6 million for the comparable period in 2002. Included in the 2003 six month period was $4.7 million related to Rietschle's estimated operating income and $1.0 million related to the favorable impact of exchange rate fluctuations. Excluding these items, the 2003 six month period operating income would have been 3.5% below the 2002 six-month period. The following comments regarding operating income are based on comparisons of the 2003 and 2002 six-month periods when excluding the Rietschle operating income and the effects of exchange rates. The North American operations posted higher operating income primarily due to strong shipments in the first quarter of 2003, which were partially offset by lower margins on a new product being transitioned to Chinese production. The European operations reported lower operating income for the six-month period due to unfavorable product mix incurred on first quarter shipments. The Asia Pacific operating income was lower due to lower sales volume and unfavorable product mix.

LIGHTING SEGMENT
The Genlyte Group (Genlyte) and Thomas formed the Genlyte Thomas Group LLC (GTG) on August 30, 1998. The Lighting Segment's operating income includes our 32% interest in the GTG joint venture, as well as expenses related to Thomas Industries stock options issued to GTG employees. The Lighting Segment earnings decreased 8.4% to $6.9 million in the second quarter of 2003, compared to $7.5 million in the same period in 2002. This decrease was primarily related to foreign currency transaction losses related to GTG's Canadian divisions, as well as a 1.6% reduction in sales volume, when excluding the recent Vari-Lite and Shakespeare acquisitions made by GTG. GTG also incurred higher legal, pension and insurance costs in the second quarter of 2003, compared to 2002. For the six-month period ended June 30, 2003, the Lighting Segment earnings were $13.0 million, or 3.7% below the $13.5 million reported for the comparable 2002 period. The explanation for the lower six-month earnings is the same as described above for the second quarter, but the decrease was smaller due to an increase in earnings during the first quarter of 2003 compared to 2002. GTG sales for the six-month period ended June 30, 2003, were down .6% from the 2002 levels, when excluding recent acquisitions.

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

Also under the terms of the LLC Agreement, on or after the final settlement or disposition of Genlyte's case related to the Keene Creditors Trust lawsuit against Genlyte and others, either Thomas or Genlyte has the right, but not the obligation to buy the other parties' interest in GTG (the "Offer Right"). If Thomas and Genlyte cannot agree on the terms, then GTG or the business of GTG shall be sold to the highest bidder. Either party may participate in bidding for the purchase of GTG or the business of GTG. On March 14, 2003, the Southern District of New York Federal District Court dismissed the Genlyte case noted above. On April 14, 2003, the Creditors Trust filed a Notice of Appeal to the United States Court of Appeals for the Second Circuit from the final judgment entered on March 17, 2003. The Notice claims to bring up for review all orders, opinions, and decisions previously entered in the action.

Therefore, no final settlement or disposition has occurred and neither party has the ability to exercise this right.

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

In the event of a Deadlock (as defined below), Thomas may exercise its Put Right in accordance with the LLC Agreement or Genlyte may, in its sole discretion, cause the entire Joint Venture or business of GTG to be sold. A "Deadlock" shall be deemed to exist if (i) the Management Board of GTG fails to agree on a matter for which Special Approval is required in accordance with the LLC Agreement and
(ii) such disagreement continues for 90 days. The definition of "Special Approval" includes the approval of at least a majority of the management board representatives, including, in all instances, approval by at least one representative appointed by Thomas.

CORPORATE
As disclosed in Note F (Segment Disclosures) in the consolidated financial statements, consolidated operating income includes corporate expenses. Corporate expenses were $1.8 million for the three months ended June 30, 2003, compared to $1.4 million for 2002. The increase in 2003 relates to higher banking, audit and tax fees as a result of the Rietschle acquisition, as well as higher costs associated with Sarbanes-Oxley Act compliance. Corporate expenses were $3.6 million for the six months ended June 30, 2003, compared to $2.9 million for the comparable period in 2002. The increases in corporate expenses were due to the same explanations given above for the second quarter increase.

Interest expense for the three months ended June 30, 2003 was $1.0 million compared to $.6 million for 2002. The 2003 amount includes $.6 million related to the Rietschle acquisition. Excluding Rietschle related amounts, the 2003 interest expense was $.4 million. Interest expense for the six months ended Item

June 30, 2003, was $2.1 million compared to $1.2 million for 2002. The 2003 six-month period includes $1.3 million related to the Rietschle acquisition. Excluding Rietschle related amounts, the 2003 interest expense for the six-month period was $.8 million. The reduction in 2003, when excluding the Rietschle acquisition, was primarily related to the $7.7 million payment of long-term debt on January 31, 2003, which carried a 9.36% annual interest rate. Interest rates were also lower in 2003 compared to 2002.

Interest income and other for the three months ended June 30, 2003, was $94 thousand compared to $43 thousand of income in the comparable period in 2002. The increase from 2002 relates primarily to the Rietschle acquisition. Excluding Rietschle, interest income and other would have decreased by $21 thousand. For the six months ended June 30, 2003, interest income and other was $55 thousand compared to $285 thousand in 2002. Excluding Rietschle for the six-month period in 2003, would have reduced the reported amount by $57 thousand, resulting in a charge of $2 thousand. The decreases in both the second quarter and six-month periods compared to 2002, relates to lower amounts of invested cash in 2003 and lower interest rates versus 2002. The six-month period comparison also includes negative impacts from foreign currency translation losses in the first quarter of 2003, compared to favorable impacts in the first quarter of 2002.

Income tax provisions were $5.1 million and $5.0 million in the three months ended June 30, 2003, and 2002, respectively. Income tax provisions were $9.8 million and $9.2 million in the six months ended June 30, 2003, and 2002, respectively. The effective income tax rate was 35.0% in 2003, compared to 36.5% in 2002. The decline in the effective tax rate in 2003 was primarily due to the tax benefits achieved through the Rietschle acquisition.

LIQUIDITY AND SOURCES OF CAPITAL
Cash and cash equivalents decreased $1.2 million to $17.7 million at June 30, 2003, compared to $18.9 million at December 31, 2002. This decrease was primarily related to the $7.7 million long-term debt payment on January 31, 2003, which was offset by proceeds from additional long-term debt borrowings of $7.0 million, at lower interest rates. These additional proceeds were used for working capital needs during the six months ended June 30, 2003, as well as capital expenditures, which were $3.6 million higher in the first six months of 2003 compared to the comparable period in 2002.

Cash flows provided by operations in the first six months of 2003 were $5.8 million compared to cash flows provided by operations of $3.0 million in the first six months of 2002. The increase in cash flows were primarily related to increases in net income in the six months ended June 30, 2003, compared to 2002.

Dividends paid in 2003 were $2.9 million compared with $2.6 million in 2002. The 2003 dividends increased primarily due to the issuance of 1.8 million shares in connection with the acquisition of Rietschle.

As of June 30, 2003, the Company had standby letters of credit totaling $4,410,000 with expiration dates during 2003. The Company anticipates that these letters of credit will be renewed at their expiration dates.

The Company announced in December 1999 that it planned to repurchase, from time to time depending on market conditions and other factors, up to 15 percent, or 2,373,000 shares, of its outstanding Common Stock in the open market or through privately negotiated transactions at the prevailing market prices. No purchases were made under this repurchase plan during 2003. Under the December 1999 repurchase plan, the Company has purchased, on a cumulative basis through June 30, 2003, 879,189 shares at a cost of $17.3 million, or an average cost of $19.72 per share. The Company plans to fund any purchase of

Company stock through a combination of cash flows generated from operating activities and our revolving line of credit.

Working capital increased from $82.0 million at December 31, 2002, to $94.5 million at June 30, 2003, primarily due to increases in accounts receivable and inventories to support business activities.

                                                   June 30,       December 31,
Dollars in thousands                                 2003            2002
                                                     ----            ----

Working capital                                   $ 92,721          $82,030
Current ratio                                         2.61             2.66
Long-term debt, less current portion              $103,888         $104,047
Long-term debt to total capital                       23.3%            24.9%

Certain loan agreements of the Company include restrictions on working capital, operating leases, tangible net worth, and the payment of cash dividends and stock distributions. Under the most restrictive of these arrangements, retained earnings of $112.8 million are not restricted at June 30, 2003. Thomas is in compliance with all covenants or other requirements set forth in its borrowing agreements. In the event of non-compliance or if Thomas prepays the debt, then Thomas would incur a penalty. At June 30, 2003, the prepayment penalty would have been approximately $1.5 million on a pre-tax basis.

As of June 30, 2003, the Company had a $120 million revolving line of credit with its banks through August 28, 2005, $85.0 million of which was outstanding. This line of credit was used to fund the cash payment of $83 million for the Rietschle acquisition and to support the short-term needs of the business for working capital, fixed asset additions, and general business use. As of June 30, 2003, the Company had uncommitted short-term borrowing arrangements being used by some of its foreign offices which totaled $3.3 million. As of June 30, 2003 and December 31, 2002, except as described above related to the GTG joint venture, management was aware of no relationships with any other unconsolidated entities, financial partnerships, structured finance entities, or special purpose entities which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

o The Pump and Compressor Segment has the leading market share in the oxygen concentrator Original Equipment Manufacturers (OEM) market worldwide. The Company's market share could be reduced significantly due to a competitor, the vertical integration by our customers, or new technology replacing compressed air in oxygen concentrators. The loss of market share in the oxygen concentrator OEM market could have a significant adverse affect on the Company's results.

o With the Rietschle acquisition, the Company is in the process of integrating the Rietschle business. There can be no assurance that the integration will occur in a timely fashion or in a manner which will allow the Company to realize the full benefit of its strategies. As part of the integration process, the Company plans on achieving certain synergies. There can be no assurance that the synergies will be realized in a timely manner or at the projected levels.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

The Company's long-term debt bears interest at both fixed and variable rates. Variable rate long-term debt includes the $1.25 million Industrial Revenue Bond and the $85.0 million outstanding from the revolving line of credit facility that accrue interest at variable rates. Short-term borrowings of $3.3 million at June 30, 2003, are priced at variable interest rates. The Company's results of operations and cash flows, therefore, would only be affected by interest rate changes to its variable rate debt. At June 30, 2003, $89.6 million was outstanding. A 100 basis point movement in the interest rate on the variable rate debt of $89.6 million would result in an $896,000 annualized effect on interest expense and cash flows ($582,000 net of tax).

The Company also has short-term investments, including cash equivalents, of $12.2 million as of June 30, 2003, that bear interest at variable rates. A 100 basis point movement in the interest rate would result in an approximate $122,000 annualized effect on interest income and cash flows ($79,000 net of tax).

The fair value of the Company's long-term debt is estimated based on current interest rates offered to the Company for similar instruments. A 100 basis point movement in the interest rate would result in an approximate $176,000 annualized effect on the fair value of long-term debt ($114,000 net of tax).

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

Item 4.  Controls and Procedures

              Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by the report, that the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

PART II.  OTHER INFORMATION
--------  -----------------

Item 4.  Submission of Matters to a Vote of Security Holders

            (a) A regular Annual Meeting of Shareholders was held on April 17, 2003.

            (b) Class II Directors elected at the Annual Meeting of Shareholders were Timothy C. Brown, Franklin J. Lunding, Jr. and Dieter W. Rietschle. Directors whose term of office as a director continued after the meeting were Wallace H. Dunbar, Joseph Ferguson, Lawrence E. Gloyd, William M. Jordan, and Anthony A. Massaro.

            (c)          A  representative  of  Gabelli  Asset  Management  Inc.
                         presented a resolution for a vote at the annual meeting. The resolution was requesting that the Board of Directors redeem the Preferred Stock Purchase Rights issued pursuant to the Rights Agreement dated January 5, 1998.

            (d) The voting at the Annual Meeting of Shareholders was as follows:

                         Proposal No.  1 - Election of Directors

                                                           For         Withheld
                                                           ---         --------
                         Timothy C. Brown              12,716,499      3,185,459
                         Franklin J. Lunding, Jr.      15,718,694        183,264
                         Dieter W. Rietschle           12,727,119      3,174,839

                         Proposal No. 2 - Resolution to redeem Preferred Stock Purchase Rights

                                                  For         3,043,427
                                                  Against    12,855,317

Item 6.  Exhibits and Reports on Form 8-K

            (a)          Exhibits

                          31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

                          31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

                          32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant Section 906 of the Sarbanes - Oxley Act of 2002, filed herewith.

            (b)          Reports of Form 8-K

                         A Form 8-K was filed on April 16, 2003, attaching a press release announcing first quarter 2003 earnings.

                         A Form 8-K was filed on June 9, 2003, attaching a press release announcing second quarter earnings outlook.

Items 1, 2, 3 and 5 are not applicable and have been omitted.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             THOMAS INDUSTRIES INC.
                                                    Registrant


                                             /s/ Phillip J. Stuecker
                                             -----------------------------------
                                             Phillip J. Stuecker, Vice President
                                                 & Chief Financial Officer

Date:  August 12, 2003