Form 10-Q
period 2003-09-30
THOMAS INDUSTRIES INC
filed 2003-11-13
CIK 97886

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q




         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 2003


                          Commission File Number 1-5426
                          -----------------------------


                             THOMAS INDUSTRIES INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

       DELAWARE                                         61-0505332
-----------------------           --------------------------------------------
(State of incorporation)          (I.R.S. Employer Identification Number)

4360 BROWNSBORO ROAD, SUITE 300, LOUISVILLE, KENTUCKY             40207
-----------------------------------------------------            --------
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

As of November 11, 2003, 17,261,603 shares of the registrant's Common Stock were outstanding (net of treasury shares).

PART I. - FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)


                           THOMAS INDUSTRIES INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                           (IN THOUSANDS EXCEPT AMOUNTS PER SHARE)


                                                    THREE MONTHS ENDED     NINE MONTHS ENDED
                                                       SEPTEMBER  30         SEPTEMBER 30
                                                   --------------------   --------------------
                                                     2003       2002        2003       2002
                                                   --------------------   --------------------

Net sales                                          $ 88,985   $ 59,241    $277,141   $155,226
Cost of products sold                                59,472     38,065     180,753     99,146
                                                   -------------------    -------------------
Gross profit                                         29,513     21,176      96,388     56,080

Selling, general and administrative
  expenses                                           24,222     15,036      73,994     37,283
Equity income from GTG                               10,615      7,498      23,645     21,022
                                                   -------------------    -------------------
Operating income                                     15,906     13,638      46,039     39,819

Interest expense                                        951        912       3,063      2,091
Interest income and other income                        280       (128)        335        157
                                                   -------------------    -------------------
Income before income taxes and minority interest     15,235     12,598      43,311     37,885

Income taxes                                          4,647      4,599      14,468     13,829
                                                   -------------------    -------------------
Income before minority interest                      10,588      7,999      28,843     24,056

Minority interest, net of tax                             5         14          22         14
                                                   -------------------    -------------------
Net income                                         $ 10,583   $  7,985    $ 28,821   $ 24,042
                                                   ===================    ===================

Net income per share:
    Basic                                          $   0.61   $   0.50    $   1.68   $   1.55
    Diluted                                        $   0.60   $   0.49    $   1.64   $   1.50

Dividends declared per share:                      $  0.095   $  0.085    $  0.275   $  0.255

Weighted average number of
    shares outstanding:
    Basic                                            17,217     15,894      17,179     15,471
    Diluted                                          17,594     16,375      17,527     16,005


See notes to condensed consolidated financial statements.


                             THOMAS INDUSTRIES INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (DOLLARS IN THOUSANDS)

                                                                               (Unaudited)
                                                                               September 30  December 31
                                                                                  2003          2002 *
                                                                               -------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                                  $  21,500    $  18,879
    Accounts receivable, less allowance
       (2003--$2,368; 2002--$2,270)                                               54,946       50,067
    Inventories:
           Finished products                                                      27,225       23,108
           Raw materials                                                          25,715       17,722
           Work in process                                                         8,313       11,970
                                                                               -------------------------
                                                                                  61,253       52,800
    Deferred income taxes                                                          7,590        4,407
    Other current assets                                                           7,016        5,325
                                                                               -------------------------
Total current assets                                                             152,305      131,478

Investment in GTG                                                                210,342      188,810
Property, plant and equipment                                                    172,863      153,751
    Less accumulated depreciation and amortization                               (73,877)     (62,160)
                                                                               -------------------------
                                                                                  98,986       91,591
Goodwill                                                                          60,089       55,669
Other intangible assets, net                                                      19,657       19,299
Other assets                                                                       3,452        4,169
                                                                               -------------------------
Total assets                                                                   $ 544,831    $ 491,016
                                                                               =========================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Notes payable                                                              $   5,010    $   1,460
    Accounts payable                                                              13,061       15,496
    Accrued expenses and other current liabilities                                29,397       21,442
    Dividends payable                                                              1,636        1,455
    Income taxes payable                                                           4,811          233
    Current portion of long-term debt                                              9,771        9,362
                                                                               -------------------------
Total current liabilities                                                         63,686       49,448

Deferred income taxes                                                              4,822        5,163
Long-term debt, less current portion                                             104,307      104,047
Long-term pension liability                                                       10,621       10,621
Other long-term liabilities                                                        8,761        7,336
                                                                               -------------------------
Total liabilities                                                                192,197      176,615

Minority interest                                                                     31           34

Shareholders' equity:
    Preferred stock, $1 par value, 3,000,000 shares authorized - none issued        -              -
    Common stock, $1 par value, shares authorized: 60,000,000; shares
       issued: 2003 - 18,050,013; 2002 - 17,947,630                               18,050       17,948
    Capital surplus                                                              136,068      133,964
    Deferred compensation                                                          1,184          846
    Treasury stock held for deferred compensation                                 (1,184)        (846)
    Retained earnings                                                            209,445      185,351
    Accumulated other comprehensive income (loss)                                  1,099      (10,837)
    Less cost of 822,339 treasury shares                                         (12,059)     (12,059)
                                                                               -------------------------
Total shareholders' equity                                                       352,603      314,367
                                                                               -------------------------
Total liabilities and shareholders' equity                                     $ 544,831    $ 491,016
                                                                               =========================

* Derived from the audited December 31, 2002 consolidated balance sheet.
See notes to condensed consolidated financial statements.


                               THOMAS INDUSTRIES INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                       (DOLLARS IN THOUSANDS)

                                                                                    NINE MONTHS ENDED
                                                                                       SEPTEMBER 30
                                                                                  ----------------------
                                                                                     2003        2002
                                                                                  ----------------------

OPERATING ACTIVITIES
Net income                                                                         $ 28,821    $ 24,042
Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation and intangible amortization                                       11,608       6,813
      Deferred income taxes                                                          (3,695)        448
      Equity income from GTG                                                        (23,645)    (21,022)
      Distributions from GTG                                                          6,999       6,485
      Other items                                                                       338         500
      Changes in operating assets and liabilities net of effect of acquisitions:
            Accounts receivable                                                      (1,514)     (3,287)
            Inventories                                                              (3,436)        940
            Accounts payable                                                         (3,259)        417
            Income taxes payable                                                      4,234      (1,780)
            Accrued expenses and other current liabilities                            6,495         708
            Other                                                                    (4,541)         22
                                                                                  ----------------------
Net cash provided by operating activities                                            18,405      14,286

INVESTING ACTIVITIES
Purchases of property, plant and equipment                                          (13,382)     (4,910)
Purchase of companies (net of cash acquired)                                         (3,174)    (83,533)
Sales of property, plant and equipment                                                  606         163
                                                                                  ----------------------
Net cash used in investing activities                                               (15,950)    (88,280)

FINANCING ACTIVITIES
Proceeds from short-term debt                                                         3,528       1,369
Proceeds from long-term debt                                                         15,247      80,000
Payments from long-term debt                                                        (16,203)    (18,630)
Dividends paid                                                                       (4,546)     (3,889)
Other                                                                                 1,375         478
                                                                                  ----------------------
Net cash (used in) provided by financing activities                                    (599)     59,328

Effect of exchange rate changes                                                         765       1,316
                                                                                  ----------------------
Net increase (decrease) in cash and cash equivalents                                  2,621     (13,350)
Cash and cash equivalents at beginning of period                                     18,879      29,500
                                                                                  ----------------------
Cash and cash equivalents at end of period                                         $ 21,500    $ 16,150
                                                                                  ======================


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

The results of operations for the nine-month period ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the financial position and the results of operations. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Note B - Acquisitions
---------------------

WERNER RIETSCHLE HOLDING GMBH ACQUISITION:
On August 29, 2002, the Company purchased substantially all the assets and liabilities of Werner Rietschle Holding GmbH ("Rietschle"), a privately held company based in Schopfheim, Germany. Rietschle has been a world leader in vacuum and pressure technology, which includes dry running and oil-lubricated pumps, blowers, compressors, and pressure/vacuum pumps utilizing rotary vane, screw, roots and claw technologies. The purchase price consisted of $83.3 million in cash and 1,800,000 treasury shares of the Company's common stock. The Company negotiated a $120.0 million revolving credit facility with a group of banks to finance the cash portion of the purchase price, of which $89.3 million was outstanding as of September 30, 2003. Rietschle's operating results are included in the Company's results since the date of acquisition.

A purchase price allocation was made and reflected in the September 30, 2003 financial statements. The fair value of the assets have been finalized, as well as the majority of the liabilities acquired; however, certain pre-acquisition claims are still being evaluated. Accordingly, the amounts recorded may change as the allocation is finalized.

Supplemental pro forma information below for the three and nine months ended September 30, 2002, is presented as though the business combination had been completed as of the beginning of the periods being reported on. The pro forma financial information does not necessarily reflect the results of operations that would have occurred if the Company and Rietschle constituted a single entity during such periods.

         (In thousands, except per share data)                       Three Months Ended           Nine Months Ended
                                                                       Sept. 30, 2002                Sept. 30, 2002
                                                                       --------------               ---------------

         Net sales                                                        $83,975                       $247,995
         Net income                                                       $ 8,993                       $  26,931
         Earnings per share - diluted                                     $   .51                       $    1.53


The aggregate purchase price consists of  (in thousands):

         Cash                                               $  83,288
         Fair value of Thomas common stock                     44,754
         Transaction costs                                      5,891
                                                      -----------------
          Total aggregate purchase price                    $ 133,933
                                                      =================

The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

   Cash                                           $  3,487
   Accounts receivable                              24,959
   Inventories                                      28,256
   Other current assets                              8,378
   Property, plant and equipment                    47,976
   Other intangibles                                16,655
   Other assets                                      3,113
   Current liabilities                             (27,516)
   Long-term debt                                  (19,536)
   Other long-term liabilities                      (7,619)
                                              ---------------
                                                    78,153

   Goodwill                                         55,780
                                              ---------------
   Aggregate purchase price                       $133,933
                                              ===============

The valuations of property, plant and equipment and other intangible assets are based on results of independent appraisals. The property, plant and equipment is being depreciated on a straight-line basis over an estimated useful life ranging from three to thirty years. The other intangible assets are being amortized on a straight-line basis over a useful life range of five to twelve years, except for $11,701,000 of trademarks, which are not being amortized.

The goodwill associated with the Rietschle acquisition is all allocated to the Pump and Compressor Segment.

20% MINORITY INTEREST IN RIETSCHLE ITALIAN SUBSIDIARY:
On April 11, 2003, the Company purchased the remaining 20% minority interests in the Company's Italian subsidiary for $1.5 million. All of the purchase price was preliminarily allocated to goodwill. The Company now owns 100% of the Italian subsidiary.

ALDAX AB ACQUISITION:
On July 31, 2003, the Company purchased all of the outstanding equity interests of Aldax AB, of Stockholm, Sweden for $2.7 million, of which $1.7 million was paid in cash at the acquisition date, while $1.0 million was set up as a long-term liability to be paid on July 31, 2005, after the fair value of assets and liabilities have been finalized. Approximately $2.0 million of the purchase price was tentatively allocated to goodwill.

Note C - Contingencies
----------------------

On August 13, 2002, a petition was filed in the District Court of Jefferson County, Texas adding Thomas Industries Inc. as a third party defendant in a lawsuit captioned Hydro Action, Inc. v. Jesse James, individually, and d/b/a/ James Backhoe Service of Dietrich, Illinois, Inc. and Septic Solutions, Inc. (the "Third Party Plaintiffs") (the "Original Lawsuit"). The Original Lawsuit alleged that the Company violated the Texas Deceptive Trade Practices Act and breached warranties of merchantability and fitness for a particular purpose with respect to pumps sold by the Company and used in septic tanks manufactured or sold by the plaintiffs. The Original Lawsuit has been stayed as a result of the bankruptcy filing by Hydro Action, Inc. On October 8, 2003, a lawsuit was filed against the Company, Gig Drewery, Yasunaga Corporation, Rietschle Thomas and Aqua-Partners, Ltd. in the District Court of Jefferson County, Texas making the same allegations set forth in the Original Lawsuit as well as alleging breach of contract, negligence and product liability and requesting class-action certification. No class has been certified. The Third Party Plaintiffs are plaintiffs in this action. This complaint has been amended to include approximately 28 plaintiffs. The complaint currently seeks $3 million per plaintiff and punitive and exemplary damages. The total sales related to these products were approximately $900,000. Although this litigation is in the preliminary stages, the Company believes it has meritorious defenses to the claims and intends to vigorously defend this matter. Litigation is subject to many uncertainties and the Company cannot guarantee the outcome of these proceedings. However, based upon information currently available, the Company does not believe that the outcome of these proceedings will have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company.

In the normal course of business, the Company is a party to legal proceedings and claims. When costs can be reasonably estimated, appropriate liabilities for such matters are recorded. While management currently believes the amount of ultimate liability, if any, with respect to these actions will not materially affect the financial position, results of operations, or liquidity of the Company, the ultimate outcome of any litigation is uncertain. If an unfavorable outcome were to occur, the impact could be material to the Company.

Note D - Comprehensive Income
-----------------------------

The reconciliation of net income to comprehensive income follows:

(In  thousands)                                   THREE MONTHS           NINE MONTHS
                                                 ENDED SEPT. 30         ENDED SEPT. 30
                                               2003         2002       2003       2002
                                               ----         ----       ----       ----

Net income                                   $ 10,583    $  7,985    $ 28,821    $ 24,042
Other comprehensive income (loss):
   Minimum pension liability                        2        --           (61)       --
      Related tax expense                          (1)       --            21        --
   Foreign currency translation                   886        (931)     11,976       4,213
                                             --------    --------    --------    --------
Total change in other comprehensive income        887        (931)     11,936       4,213
                                             --------    --------    --------    --------

Total comprehensive income                   $ 11,470    $  7,054    $ 40,757    $ 28,255
                                             ========    ========    ========    ========


Note E - Net Income Per Share
-----------------------------

The computation of the numerator and denominator in computing basic and diluted net income per share follows:

   (In  thousands)                                    THREE MONTHS        NINE MONTHS
                                                     ENDED SEPT. 30      ENDED SEPT. 30
                                                     2003      2002      2003      2002
                                                     ----      ----      ----      ----
Numerator:
    Net income                                     $10,583   $ 7,985   $28,821   $24,042
                                                   =======   =======   =======   =======
Denominator:
    Weighted average shares outstanding             17,217    15,894    17,179    15,471
Effect of dilutive securities:
    Director and employee stock options                365       443       334       496
    Employee performance shares                         12        38        14        38
                                                   -------   -------   -------   -------
    Dilutive potential common shares                   377       481       348       534
                                                   -------   -------   -------   -------
    Denominator for diluted earnings per share -
      adjusted weighted average shares and
      assumed conversions                           17,594    16,375    17,527    16,005
                                                   =======   =======   =======   =======


Note F - Segment Disclosures
----------------------------


(In  thousands)                                     THREE MONTHS               NINE MONTHS
                                                   ENDED SEPT. 30             ENDED SEPT. 30
                                                  2003         2002         2003          2002
                                                  ----         ----         ----          ----

Total net sales including intercompany sales
       Pump and Compressor                     $ 110,631    $  69,640    $ 340,571    $ 177,858
Intercompany sales
       Pump and Compressor                       (21,646)     (10,399)     (63,430)     (22,632)
                                               ---------    ---------    ---------    ---------
Net sales to unaffiliated customers
       Pump and Compressor                     $  88,985    $  59,241    $ 277,141    $ 155,226
                                               =========    =========    =========    =========

Operating income
         Pump and Compressor                   $   7,247    $   7,742    $  27,906    $  23,303
         Lighting*                                10,615        7,498       23,645       21,022
         Corporate                                (1,956)      (1,602)      (5,512)      (4,506)
                                               ---------    ---------    ---------    ---------
                                               $  15,906    $  13,638    $  46,039    $  39,819
                                               =========    =========    =========    =========

*Three months ended September 30 consists of equity income of $10,679,000 in 2003 and $7,547,000 in 2002 from our 32% interest in the joint venture, Genlyte Thomas Group LLC (GTG), less $64,000 in 2003 and $49,000 in 2002 related to expense recorded for Thomas Industries stock options issued to GTG employees. Nine months ended September 30 consists of equity income of $23,853,000 in 2003 and $21,172,000 in 2002 from our 32% interest in GTG less $208,000 in 2003 and $150,000 in 2002 related to expense recorded for Thomas Industries stock options issued to GTG employees. The three and nine month periods include a non-recurring gain of $2,272,000, net of legal fees, related to the settlement of GTG's patent infringement lawsuit against Acuity Brands.

Note G - Goodwill and Other Intangible Assets
---------------------------------------------

The changes in net carrying amount of goodwill for the nine months ended Sept. 30, 2003 were as follows (in thousands):

   Balance as of December 31, 2002                           $ 55,669
   Rietschle acquisition adjustments                            4,534
   20% minority interest acquisition                            1,494
   Aldax acquisition                                            1,988
   Translation adjustments and other                           (3,597)
                                                           ----------------
   Balance as of September 30, 2003                          $ 60,089
                                                           ================

The goodwill included in the balance sheets is related to the Pump and Compressor Segment.

Certain intangible assets have definite lives and are being amortized. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, the Company evaluated the remaining useful lives of intangible assets as of January 1, 2002, and where appropriate, revisions to the remaining period of amortization were made. Amortizable intangible assets consist of the following (in thousands):

                               Sept. 30, 2003                                 December 31, 2002
                  -----------------------------------------     ----------------------------------------------
                                           Accumulated                                        Accumulated
                   Life       Cost         Amortization            Life          Cost         Amortization
                   ----       ----         ------------            ----          ----         ------------

   Licenses        18-19      $   483      $   197                 18-19     $   466            $  65
   Patents         5-20         5,395          589                 5-20        5,137              230
   Other           1-10         2,897          724                 1-10        2,633              491
                           --------------------------------                  ---------------------------------
   Total                      $ 8,775      $ 1,510                           $ 8,236            $ 786
                           ================================                  =================================

The cost amount includes $8.2 million related to the Rietschle acquisition allocated to patents and other intangibles. The total intangible amortization expense for the nine months ended September 30, 2003 and 2002 was $632,000 and $141,000, respectively.

The estimated amortization expense for the next five years beginning January 1, 2003 through December 31, 2007 is as follows (in thousands):

     2003         $837
     2004          720
     2005          720
     2006          720
     2007          720

As of September 30, 2003, $11,701,000 has been allocated to non-amortizable trademarks, in connection with the Rietschle acquisition.

Also included in other intangible assets is an intangible asset associated with the minimum pension liability of $691,000 as of September 30, 2003 and December 31, 2002.

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

                            Genlyte Thomas Group LLC
                         Condensed Financial Information
                             (Dollars in Thousands)

                                                   (Unaudited)
                                                    Sept. 30,    December 31,
                                                      2003          2002
                                                      ----          ----
   GTG balance sheets:
      Current assets                                $447,777      $405,138
      Long-term assets                               283,484       267,843
      Current liabilities                            195,353       187,211
      Long-term liabilities                           52,650        69,795


                                                   Three Months               Nine Months
                                                  Ended Sept. 30             Ended Sept. 30
                                                  --------------             --------------
                                                2003          2002         2003         2002
                                                ----          ----         ----         ----
   GTG income statements (unaudited):
      Net sales                               $ 272,769    $ 248,268    $ 764,795    $ 728,061
      Gross profit                               96,623       86,325      267,182      254,114
      Earnings before interest and taxes         36,659       26,332       81,081       73,202
      Net income                                 33,373       23,583       74,542       66,163

Amounts recorded by Thomas Industries Inc.:
      Equity income from GTG                  $  10,679    $   7,547    $  23,853    $  21,172
      Stock option expense                          (64)         (49)        (208)        (150)
                                              ---------    ---------    ---------    ---------
      Equity income reported by Thomas        $  10,615    $   7,498    $  23,645    $  21,022
                                              =========    =========    =========    =========

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

The Company's pro forma information in accordance with SFAS No. 123 is as follows (in thousands, except per share data):

                                                              Three Months Ended            Nine Months Ended
                                                                   Sept. 30                     Sept. 30
                                                              ------------------            ------------------

                                                            2003             2002         2003         2002
                                                        ---------------------------------------------------------

Net income (as reported)                                  $ 10,583        $ 7,985      $ 28,821      $ 24,042
Add: Stock-based compensation expense for GTG employees
   included in reported net income, net of related tax
   effect                                                       59             49           190           141

Deduct:  Total stock-based employee compensation
   determined under fair value based method for all
   awards, net of related tax effect                          (209)          (270)         (639)         (742)
                                                        ---------------------------------------------------------
Net income (pro forma)                                    $ 10,433        $ 7,764      $ 28,372      $  23,441
                                                        =========================================================

Net income per share (Basic) -   As reported              $    .61        $   .50      $   1.68      $   1.55
                                   Pro forma                   .61            .49          1.65          1.52

Net income per share (Diluted) - As reported                   .60            .49          1.64          1.50
                                   Pro formaa                  .59            .47          1.62          1.46


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

Changes in the Company's warranty liability since December 31, 2002 are as follows (in thousands):

   Balance as of December 31, 2002                               $ 2,674
   Warranties issued                                               2,470
   Settlements and other                                            (777)
                                                              --------------
   Balance as of September 30, 2003                              $ 4,367
                                                              ==============

Note L - Recent Accounting Pronouncements
-----------------------------------------

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 provides guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, non-controlling interest, and results of operations of a VIE need to be included in a company's consolidated financial statements. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. FIN 46 is currently effective for all new VIEs existing as of January 31, 2003 from the third quarter to year-end for companies that have not previously issued financial statement reporting interests in VIEs in accordance with FIN 46. The Company continues to assess the impact of FIN 46 but does not believe it will have an effect on the financial statements when implemented.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require that issuer to buy back some of its shares in exchange for cash or other assets, and certain obligations that can be settled with shares of stock. Although certain portions of SFAS No. 150 have been deferred indefinitely, certain portions of the statement were effective during the third quarter of 2003. The provisions of this statement did not have and are not expected to have an impact on the Company's statement of financial position.

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

With respect to the Rietschle acquisition in 2002, the Company utilized an independent appraisal in determining the fair value of assets and liabilities acquired. Certain amounts of the purchase price allocation have not yet been finalized, and as a result, the amounts recorded could change as the allocation is finalized. If actual market conditions or other factors differ in the future from those used by the independent appraiser, then asset write-downs may be required.

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

The Company's net income was $10.6 million in the third quarter ended September 30, 2003, compared to $8.0 million in the third quarter ended September 30, 2002. Included in the third quarter of 2003 net income was a previously announced non-recurring gain of $1.4 million related to the settlement of GTG's patent infringement lawsuit. Rietschle's estimated net income after netting interest expense on acquisition debt and other transaction related expenses was negligible in the third quarters of 2003 and 2002. For the nine months ended September 30, 2003, net income was $28.8 million, compared to $24.0 million in the comparable period in 2002. Rietschle's estimated net income in the nine months ended September 30, 2003, was $2.0 million, compared to breakeven in 2002. Excluding the impact of Rietschle and the non-recurring gain, net income for the 2003 nine month period ended September 30, 2003, would have been $25.4 million, or 5.8% higher than the comparable 2002 period.

PUMP AND COMPRESSOR SEGMENT
Net sales for the third quarter ended September 30, 2003, increased 50.2% to $89.0 million compared to $59.2 million for the third quarter of 2002. Included in 2003 and 2002 were $38.8 million and $11.6 million, respectively, related to Rietschle's estimated sales. Also favorably impacting the 2003 third quarter net sales were the effects of exchange rates, which increased net sales by approximately $3.6 million. Excluding the Rietschle net sales and the sales increase due to exchange rate fluctuation, the 2003 net sales would have decreased 2.1%. The following comments regarding net sales are based on comparisons of the 2003 and 2002 third quarters when excluding the Rietschle net sales and the effects of exchange rates. Net sales in the North American operations were down slightly due primarily to lower sales in the automotive market and competitive pricing pressures, which were partially offset by increased unit sales to the medical market. European sales were down primarily due to lower sales to the automotive, industrial and business equipment markets. Net sales decreased in the Asia Pacific operations due to lower sales in the environmental market. Net sales for the nine months ended September 30, 2003, increased 78.5% to $277.1 million compared to $155.2 million for the comparable 2002 period. Included in 2003 and 2002 were $120.0 million and $11.6 million, respectively, related to Rietschle's estimated sales. The favorable effects of exchange rates increased the 2003 net sales by $9.3 million. Excluding the Rietschle net sales and the sales increase due to exchange rate fluctuations, the 2003 net sales for the nine months ended September 30, 2003, would have increased 2.9%. The following comments regarding net sales are based on comparisons of the 2003 and 2002 nine month periods when excluding the Rietschle net sales and the effects of exchange rates. North American operations recorded increases in 2003 sales compared to 2002 due primarily to strength in the automotive and medical markets, which were partially offset by lower sales in the environmental market and competitive pricing pressures. Net sales in the European operations were up slightly due to improved sales to the environmental and medical markets. Net sales decreased in the Asia Pacific operations due to lower sales in the environmental and medical markets. With respect to the Rietschle net sales for the third quarter and nine month periods, net sales were lower than originally expected due to some implementation issues related to an ERP system at our Schopfheim, Germany factory, as well as the vacation season in Europe.

Gross profit for the Pump and Compressor Segment was $29.5 million, or 33.2% of sales in the third quarter of 2003, compared to $21.2 million, or 35.7% in the third quarter of 2002. Excluding Rietschle's estimated gross profit and the impact of exchange rate fluctuations in 2003 and 2002, the Company's gross profit percent would have been 35.3% and 35.9%, respectively. For the nine months ended September 30, gross profit was $96.4 million, or 34.8% of sales in 2003, compared to $56.1 million, or 36.1% for the comparable period in 2002. Excluding Rietschle's estimated gross profit and the impact of exchange rate fluctuations in 2003 and 2002, the Company's gross profit percent would have been 35.3% and 36.2%, respectively, for the nine month periods. The reduction in the gross profit percentage for the third quarter and nine month periods was primarily due to the negative impact from a new product being transitioned to Chinese production, sales mix and competitive pricing pressures in some of our markets, as well as unfavorable absorption due to the Rietschle sales shortfall and some costs associated with the transfer of production lines from our Fluerier, Switzerland facility to the other locations.

The Pump and Compressor Segment's selling, general and administrative (SG&A) expenses were $22.3 million, or 25.0% of sales, in the third quarter of 2003, compared to $13.4 million, or 22.7%, in the same period in 2002. These exclude corporate expenses, which are discussed in a separate section below. The higher percent of sales in the third quarter of 2003 for SG&A expenses, when including Rietschle, is due to the increased number of Rietschle sales and service offices throughout the world, which require a higher level of SG&A costs to operate. Excluding Rietschle's estimated SG&A expenses and the impact of exchange rate fluctuations, the 2003 third quarter SG&A expenses would be 21.3% of sales, which is slightly higher than the 2002 third quarter percentage of 20.8%. SG&A expenses for the nine months ended September 30, 2003, were $68.5 million, or 24.7% of sales, compared to $32.8 million, or 21.1% for the same period in 2002. As mentioned for the third quarter above, the Rietschle acquisition is the primary reason for the higher percentage in 2003. Excluding Rietschle's estimated SG&A expenses and the impact of exchange rate fluctuations, the 2003 SG&A expenses for the nine months ended September 30, 2003 would be 20.7% of sales, which is slightly higher than the 2002 percentage of 20.4%.

Operating income for the Pump and Compressor Segment was $7.2 million for the third quarter of 2003, compared to $7.7 million for the 2002 third quarter. Included in the 2003 and 2002 third quarters was $.6 million and $.5 million, respectively, related to Rietschle's estimated operating income, and $.1 million in 2003 related to the favorable impact of exchange rate fluctuations. Excluding these items, the 2003 operating income would have been 9.0% below the 2002 third quarter level. The following comments regarding operating income are based on comparisons of the 2003 and 2002 third quarters when excluding the Rietschle operating income and the effects of exchange rates. The North American operations reported lower operating income results primarily due to lower margins on a product being transferred to China for lower cost production, as well as competitive pricing pressures and sales mix. The European operations posted lower operating income in the 2003 third quarter versus 2002, primarily due to lower sales volume. The Asia Pacific operating income was lower due to lower sales volume and unfavorable product mix. Operating income for the nine months ended September 30, 2003, was $27.9 million, compared to $23.3 million for the comparable period in 2002. Included in the 2003 and 2002 nine month periods were $5.2 million and $.5 million, respectively, related to Rietschle's estimated operating income and $1.1 million in 2003 related to the favorable impact of exchange rate fluctuations.

Excluding these items, the 2003 nine month period operating income would have been 5.3% below the 2002 nine month period. The following comments regarding operating income are based on comparisons of the 2003 and 2002 nine month periods when excluding the Rietschle operating income and the effects of exchange rates. The North American operations posted slightly lower operating income primarily due to lower margins on a new product being transitioned to Chinese production and competitive pricing pressures. The European operations reported lower operating income for the nine month period due to unfavorable product mix incurred on first quarter shipments. The Asia Pacific operating income was lower due to lower sales volume and unfavorable product mix. With respect to the Rietschle operating income for the third quarter and nine month periods, our operating income was lower than originally expected due to a shortfall in sales, which led to unfavorable absorption, as well as some additional expenses associated with the transfer of production lines from our Fluerier, Switzerland facility to other locations.

LIGHTING SEGMENT
The Genlyte Group (Genlyte) and Thomas formed the Genlyte Thomas Group LLC (GTG) on August 30, 1998. The Lighting Segment's operating income includes our 32% interest in the GTG joint venture, as well as expenses related to Thomas Industries stock options issued to GTG employees. The Lighting Segment earnings increased 41.6% to $10.6 million in the third quarter of 2003, compared to $7.5 million in the same period in 2002. Included in the third quarter earnings for 2003 was a previously announced non-recurring pre-tax gain of $2.3 million related to the settlement of GTG's patent infringement lawsuit. Excluding this non-recurring gain, the Lighting Segment's third quarter 2003 earnings would have increased 10.7% over the comparable 2002 period. This increase was primarily related to a 9.9% increase in GTG's sales, when comparing the 2003 third quarter to the same period in 2002. Approximately 6.9% of the sales increase related to the recent Vari-Lite and Shakespeare acquisitions made by GTG. These two acquisitions also contributed toward the increase in earnings. For the nine month period ended September 30, 2003, the Lighting Segment earnings were $23.6 million, or 12.5% higher than the $21.0 million reported for the comparable 2002 period. Excluding the non-recurring gain, the 2003 nine month earnings would have increased 1.4% over the comparable 2002 period. This year-to-date increase was primarily due to a 5.0% sales increase, which was partially offset by foreign currency transaction losses related to GTG's Canadian divisions and higher legal expenses. Excluding recent acquisitions, GTG's sales increase for the nine month period would be .6%.

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

CORPORATE
As disclosed in Note F (Segment Disclosures) in the consolidated financial statements, consolidated operating income includes corporate expenses. Corporate expenses were $2.0 million for the three months ended September 30, 2003, compared to $1.6 million for 2002. The increase in 2003 relates to higher banking, audit and tax fees as a result of the Rietschle acquisition, as well as higher costs associated with Sarbanes-Oxley Act compliance. Corporate expenses were $5.5 million for the nine months ended September 30, 2003, compared to $4.5 million for the comparable period in 2002. The increases in corporate expenses were due to the same factors given above for the third quarter increase.

Interest expense for the three months ended September 30, 2003 was $1.0 million compared to $.9 million for 2002. The 2003 and 2002 amounts include $.6 million and $.3 million, respectively, related to the Rietschle acquisition. Interest expense for the nine months ended September 30, 2003, was $3.1 million compared to $2.1 million for 2002. The 2003 and 2002 nine month periods include $1.9 million and $.3 million, respectively, related to the Rietschle acquisition. The reduction in 2003, when excluding the Rietschle acquisition, was primarily related to the $7.7 million payment of long-term debt on January 31, 2003, which carried a 9.36% annual interest rate. Interest rates were also lower in 2003 compared to 2002.

Interest income and other for the three months ended September 30, 2003 was income of $280 thousand compared to expense of $128 thousand in the comparable period in 2002. The primary reason for the increase in income was that foreign currency transaction gains were recorded in the 2003 three month period compared to transaction losses recorded in the 2002 period. Excluding Rietschle, interest income and other would have been income of $104 thousand and $98 thousand for three months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003, interest income and other was income of $335 thousand compared to income of $157 thousand in 2002. The primary reason for the increase in income was due to Rietschle's foreign currency transaction gains in the 2003 nine month period compared to the transaction losses recorded in the 2002 nine month period. Excluding Rietschle, interest income and other would have been income of $134 thousand and $383 thousand for the nine months ended September 30, 2003 and 2002, respectively. The decrease in the 2003 nine month period compared to 2002, when excluding Rietschle, relates to lower amounts of invested cash in 2003 and lower interest rates versus 2002.

Income tax provisions were $4.6 million in both the three months ended September 30, 2003 and 2002. Income tax provisions were $14.5 million and $13.8 million in the nine months ended September 30, 2003 and 2002, respectively. The effective income tax rate was 30.5% and 36.5% for the third quarters of 2003 and 2002, respectively. The effective income tax rate was 33.4% and 36.5% for the nine month periods in 2003 and 2002, respectively. The decline in the effective tax rate in 2003 was primarily due to the tax benefits achieved through the Rietschle acquisition, as well as an increase in the amount of GTG foreign equity earnings recorded net of tax and the effect of foreign tax rates.

LIQUIDITY AND SOURCES OF CAPITAL
Cash flows provided by operations in the first nine months of 2003 were $18.4 million compared to $14.3 million in the first nine months of 2002. The increase in cash flows were primarily related to increases in net income and lower income tax payments, in the nine months ended September 30, 2003.

Cash used in investing activities was $16.0 million for the nine months ended September 30, 2003, compared to $88.3 million in the comparable 2002 period. The reduction in cash usage was primarily due to the Rietschle acquisition in August 2002 for $83.5 million and only $3.2 million used for acquisitions in the 2003 nine month period. This was partially offset by higher purchases of property, plant and equipment, which were $13.4 million in the first nine months of 2003, compared to $4.9 million in the comparable 2002 period.

Financing activities used cash of $.6 million in the nine months ended September 30, 2003, as compared to providing cash of $59.3 million in the comparable 2002 period. The primary reason for the change between periods is due to lower proceeds from long-term debt in the first nine months of 2003, compared to the first nine months of 2002. The 2002 nine month period included $80.0 million of proceeds from the $120.0 million revolving credit facility, which was used to finance the cash portion of the Rietschle purchase price on August 29, 2002.

Dividends paid in 2003 were $4.5 million compared with $3.9 million in 2002. The 2003 dividends increased primarily due to the issuance of 1.8 million shares in connection with the acquisition of Rietschle.

As of September 30, 2003, the Company had standby letters of credit totaling $4,410,000 with expiration dates during 2004. The Company anticipates that these letters of credit will be renewed at their expiration dates.

The Company announced in December 1999 that it planned to repurchase, from time to time depending on market conditions and other factors, up to 15 percent, or 2,373,000 shares, of its outstanding Common Stock in the open market or through privately negotiated transactions at the prevailing market prices. No purchases were made under this repurchase plan during 2003. Under the December 1999 repurchase plan, the Company has purchased, on a cumulative basis through September 30, 2003, 879,189 shares at a cost of $17.3 million, or an average cost of $19.72 per share. The Company plans to fund any purchase of Company stock through a combination of cash flows generated from operating activities and our revolving line of credit.

Working capital increased from $82.0 million at December 31, 2002, to $88.6 million at September 30, 2003, primarily due to increases in accounts receivable and inventories to support business activities.

                                                    Sept. 30,       December 31,
Dollars in thousands                                  2003             2002
                                                      ----             ----

Working capital                                    $    88,619      $    82,030
Current ratio                                             2.39             2.66
Long-term debt, less current portion               $   104,307      $   104,047
Long-term debt to total capital                           22.8%            24.9%

Certain loan agreements of the Company include restrictions on working capital, operating leases, tangible net worth, and the payment of cash dividends and stock distributions. Under the most restrictive of these arrangements, retained earnings of $119.1 million are not restricted at September 30, 2003. Thomas is currently in compliance with all covenants or other requirements set forth in its borrowing agreements. In the event of non-compliance or if Thomas prepays the debt, then Thomas would incur a penalty. At September 30, 2003, the prepayment penalty would have been approximately $1.5 million on a pre-tax basis.

As of September 30, 2003, the Company had a $120 million revolving line of credit with its banks through August 28, 2005, $89.3 million of which was outstanding. Of the $89.3 million outstanding at September 30, 2003, $87.0 million was classified as long-term debt and $2.3 million was classified as notes payable, since the $2.3 million was paid off in October 2003. This line of credit was used to fund the cash payment of $83 million for the Rietschle acquisition and to support the short-term needs of the business for working capital, fixed asset additions, and general business use. As of September 30, 2003, the Company had uncommitted short-term borrowing arrangements being used by some of its foreign offices which totaled $2.7 million, which excludes the $2.3 million from the revolving line of credit, noted above. As of September 30, 2003 and December 31, 2002, except as described above related to the GTG joint venture, management was aware of no relationships with any other unconsolidated entities, financial partnerships, structured finance entities, or special purpose entities which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

The Company's long-term debt bears interest at both fixed and variable rates. Variable rate long-term debt includes the $1.25 million Industrial Revenue Bond and the $89.3 million outstanding from the revolving line of credit facility that accrue interest at variable rates. Short-term borrowings of $2.7 million at September 30, 2003, are priced at variable interest rates. The Company's results of operations and cash flows are only affected by interest rate changes to its variable rate debt. At September 30, 2003, $93.3 million was outstanding. A 100 basis point movement in the interest rate on the variable rate debt of $93.3 million would result in an $933,000 annualized effect on interest expense and cash flows ($621,000 net of tax).

The Company also has short-term investments, including cash equivalents, of $9.9 million as of September 30, 2003, that bear interest at variable rates. A 100 basis point movement in the interest rate would result in an approximate $99,000 annualized effect on interest income and cash flows ($66,000 net of tax).

The fair value of the Company's long-term debt is estimated based on current interest rates offered to the Company for similar instruments. A 100 basis point movement in the interest rate would result in an approximate $135,000 annualized effect on the fair value of long-term debt ($90,000 net of tax).

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

Item 4.  Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There were no changes in the Company's internal controls over financial reporting during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II.  OTHER INFORMATION
-------   -----------------

Item 1.  Legal Proceedings

On August 13, 2002, a petition was filed in the District Court of Jefferson County, Texas adding Thomas Industries Inc. as a third party defendant in a lawsuit captioned Hydro Action, Inc. v. Jesse James, individually, and d/b/a/ James Backhoe Service of Dietrich, Illinois, Inc. and Septic Solutions, Inc. (the "Third Party Plaintiffs") (the "Original Lawsuit"). The Original Lawsuit alleged that the Company violated the Texas Deceptive Trade Practices Act and breached warranties of merchantability and fitness for a particular purpose with respect to pumps sold by the Company and used in septic tanks manufactured or sold by the plaintiffs. The Original Lawsuit has been stayed as a result of the bankruptcy filing by Hydro Action, Inc. On October 8, 2003, a lawsuit was filed against the Company, Gig Drewery, Yasunaga Corporation, Rietschle Thomas and Aqua-Partners, Ltd. in the District Court of Jefferson County, Texas making the same allegations set forth in the Original Lawsuit as well as alleging breach of contract, negligence and product liability and requesting class-action certification. No class has been certified. The Third Party Plaintiffs are plaintiffs in this action. This complaint has been amended to include approximately 28 plaintiffs. The complaint currently seeks $3 million per plaintiff and punitive and exemplary damages. The total sales related to these products were approximately $900,000. Although this litigation is in the preliminary stages, the Company believes it has meritorious defenses to the claims and intends to vigorously defend this matter. Litigation is subject to many uncertainties and the Company cannot guarantee the outcome of these proceedings. However, based upon information currently available, the Company does not believe that the outcome of these proceedings will have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company.

Item 6.  Exhibits and Reports on Form 8-K

                (a)      Exhibits

                         31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

                         31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

                         32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant Section 906 of the Sarbanes - Oxley Act of 2002, filed herewith.

                (b)      Reports of Form 8-K

                         A Form 8-K was filed on July 21, 2003, attaching a press release announcing second quarter 2003 earnings.

                         A Form 8-K was filed on August 29, 2003, attaching a press release announcing a gain as a result of the settlement of a patent infringement lawsuit by Genlyte Thomas Group.

                         A Form 8-K was filed on September 23, 2003, attaching a press release announcing third quarter earnings outlook.

Items 2, 3, 4 and 5 are not applicable and have been omitted.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              THOMAS INDUSTRIES INC.
                                ------------------------------------------------
                                                  Registrant

                                /s/ Phillip J. Stuecker
                                ------------------------------------------------
                                Phillip J. Stuecker, Vice President &
                                Chief Financial Officer

Date:  November 13, 2003