Form 10-K
period 2003-12-31
THOMAS INDUSTRIES INC
filed 2004-03-12
CIK 97886

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

Commission File Number 1-5426

THOMAS INDUSTRIES INC.
(Exact name of Registrant as specified in its Charter)

DELAWARE (State of incorporation)	61-0505332 (I.R.S. Employer Identification Number)
4360 BROWNSBORO ROAD, LOUISVILLE, KENTUCKY (Address of principal executive offices)	40207 (Zip Code)
502/893-4600 (Registrant's telephone number, including area code)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE SECURITIES EXCHANGE ACT OF 1934:
Title of Each Class Common Stock, $1 Par Value Preferred Stock Purchase Rights	Name of Each Exchange on which Registered New York Stock Exchange New York Stock Exchange
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) Yes ☒    No ☐

        As of March 5, 2004, 17,327,686 shares of the registrant's Common Stock were outstanding (net of treasury shares and including directors' and executive officers' shares).

        The aggregate market value of the voting stock held by non-affiliates of the Registrant at June 30, 2003, was approximately $394,100,000. The aggregate market value was computed by using the closing price of the common stock as of that date on the New York Stock Exchange. (For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.)

        Portions of the Proxy Statement for the Annual Meeting of Shareholders on April 22, 2004, are incorporated by reference in Part III of this report.

PART I.

ITEM 1. BUSINESS

a.
General Development of Business.

  The company that was eventually to become known as Thomas Industries Inc. ("Thomas" or the "Company") was founded in 1928 as the Electric Sprayit Company. Electric Sprayit manufactured paint spraying machines, blowers, and air compressors in Chicago, Illinois. In 1948, Mr. Lee B. Thomas and a group of investors acquired Moe Brothers Manufacturing of Fort Atkinson, Wisconsin, a manufacturer of residential lighting products. In 1953, Moe Lighting and The Electric Sprayit Company merged to become Thomas Industries Inc.

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

  Significant additions to the Lighting business included the Lumec and Day-Brite Lighting acquisitions in 1987 and 1989. On August 30, 1998, Thomas and The Genlyte Group ("Genlyte") formed a lighting joint venture that combined substantially all of the assets and liabilities of Genlyte and substantially all of the lighting assets and related liabilities of Thomas to create Genlyte Thomas Group LLC (GTG), estimated to be the third largest manufacturer of lighting fixtures and controls in North America. Thomas owns a 32% interest in the joint venture, and Genlyte owns a 68% interest. Since the formation of the joint venture, GTG has made several acquisitions to fill product voids, including Ledalite, Translite, Chloride, Vari-Lite and Shakespeare.

  Significant additions to the Pump and Compressor business include ASF, Pneumotive, Brey, WISA, Welch and Oberdorfer, which were made from 1987 through 1999. On August 29, 2002, the Company purchased substantially all the assets and liabilities of Werner Rietschle Holding GmbH ("Rietschle"), a privately held company based in Schopfheim, Germany. Rietschle is a world leader in vacuum and pressure technology, which includes dry-running and oil-lubricated pumps, blowers, compressors, and pressure/vacuum pumps utilizing rotary vane, screw, roots and claw technologies. With the newly-launched Rietschle Thomas brand, Thomas is pursuing further opportunities in markets such as printing, packaging, woodworking and other applications that utilize Rietschle technologies.

b.
Financial Information about Segments.

  The information required by this item is set forth in Note 12 to the consolidated financial statements.

c.
Narrative Description of Business.

Pump and Compressor Segment

  Since the formation of the lighting joint venture, Thomas is now focused on its Pump and Compressor business. Thomas is a leading supplier of pumps and compressors to the original equipment manufacturer (OEM) market in such applications as medical equipment, gasoline vapor and refrigerant recovery, automotive and transportation applications, printing, packaging, tape drives, and laboratory equipment.

  The Company designs, manufactures, markets, sells and services these products through worldwide operations. Pump and Compressor Group headquarters are as follows: North American Group—

  Sheboygan, Wisconsin; European Group—Puchheim, Germany; and Asia Pacific Group—Hong Kong, China.

  The Company has four manufacturing operations in the United States which manufacture rotary vane, linear, piston, and diaphragm pumps and compressors, and various liquid pump technologies. These products are directly sold worldwide to OEM's, as well as through fluid power and industrial distributors.

  Four German operations manufacture a complementary line of rotary vane, piston, linear, diaphragm, gear, side channel, radial, claw, screw, and rotary lobe pumps and compressors, as well as various liquid pump technologies, air-centers and centralized systems. These products are distributed worldwide. The German operations also include a foundry which produces pump castings for internal use, as well as castings for automotive components.

  The Company also maintains sales and service facilities in Germany, U.S.A., England, Italy, Switzerland, Sweden, France, Denmark, the Netherlands, Hungary, Slovakia, Czech Republic, China, Japan, Taiwan, Mexico, Korea, New Zealand, Australia and Brazil. In many of these sales and service facilities, systems sales and final assembly work is done. The Corporate Office is in Louisville, Kentucky.

  The Company offers a wide selection of standard air compressors and vacuum pumps and will modify or design its products to meet exacting OEM applications. For the OEM market, the Company's pump and compressor products are now marketed under the Rietschle Thomas name worldwide. Other products are marketed under the brand names Welch (high vacuum pumps for laboratory and chemical markets), Air-Pac (pneumatic construction equipment), Vakuumatic (leakage detection systems), Medi-Pump (respiratory products), and Oberdorfer (bronze and high alloy liquid pumps).

  The medical equipment market, which includes oxygen concentrators, nebulizers, aspirators, and other devices, is important to the Company. Excluding Rietschle, Company sales to medical equipment OEM's were approximately $77 million in 2003, $67 million in 2002, and $69 million in 2001. Oxygen concentrator OEM's represent a significant portion of the Company's sales in the medical equipment market. The Company believes it has the leading market share in the oxygen concentrator OEM market worldwide.

  No single customer of the Company accounted for 10 percent or more of the Company's net sales in 2003.

  The backlog of unshipped orders was $66 million at December 31, 2003, and $62 million at December 31, 2002. The Company believes substantially all of such orders are firm, although some orders are subject to cancellation. Substantially all of these orders are expected to be filled in 2004.

  The Company believes that it has adequate sources of materials and supplies for its business.

  There is no significant seasonal impact on the business of the Company.

  The Company has a $120 million committed revolving line of credit with its banks through August 28, 2005, of which $85 million was being used at December 31, 2003. The Company also had uncommitted short-term borrowing arrangements being used by some of its foreign offices which totaled $3.1 million at December 31, 2003. The Company expects to fund working capital requirements from a combination of available cash balances, internally generated funds, and the borrowing arrangements mentioned above.

  The Company has various patents and trademarks but does not consider its business to be materially dependent upon any individual patent or trademark. The majority of patents and trademarks resulted from the Rietschle acquisition.

  The Company competes across all of its product lines with many large and varied manufacturers, both domestic and foreign. Some competitors are publicly-held companies and others are private companies. The Company competes on the basis of quality, performance, service, and price. Thomas believes that it is able to maintain its competitive position because of the quality and breadth of its products and services and its global presence.

  During 2003, the Company spent $19,736,000 on research activities relating to the development of new products and the improvement of existing products. Substantially all of this amount was Company- sponsored activity. During 2002 and 2001, the Company spent $11,789,000 and $10,369,000, respectively, on these activities.

  The Company, like other manufacturers, is subject to environmental rules and regulations regarding the use, disposal, and cleanup of substances regulated under environmental protection laws. It is the Company's policy to comply with these rules and regulations, and the Company believes that its practices and procedures are designed to meet this compliance. The Company is involved in remedial efforts at certain of its present and former locations, and when costs can be reasonably estimated, the Company records appropriate liabilities for such matters. The Company does not believe that the ultimate resolution of environmental matters will have a material adverse effect on its financial position, results of operations, or liquidity.

  At December 31, 2003, the Company employed approximately 2,242 people.

Lighting Segment

  On August 30, 1998, Thomas and Genlyte formed a lighting joint venture that combined substantially all of the assets and liabilities of Genlyte and substantially all of the lighting assets and related liabilities of Thomas to create GTG, estimated to be the third largest manufacturer of lighting fixtures, controls, and related products in North America. Thomas owns a 32% interest in the joint venture and Genlyte owns a 68% interest.

  GTG designs, manufactures, markets, and sells lighting fixtures, controls, and related products for a wide variety of applications in the commercial, residential and industrial markets. GTG operates in these three industry segments through the following divisions: Lightolier, Day-Brite, Crescent, Capri/Omega, Chloride Systems, Controls, Hadco, Gardco, Wide-Lite, Stonco, Shakespeare Composite Structures and Thomas Residential in the United States and Canlyte, Thomas Lighting Canada, Lumec, and Ledalite in Canada.

  GTG's products primarily utilize incandescent, fluorescent, light emitting diodes (LED) and high-intensity discharge (HID) light sources and are marketed primarily to distributors who resell the products for use in new commercial, residential and industrial construction as well as in remodeling existing structures. GTG's sales, like those of the lighting fixture industry in general, depends significantly on the level of activity in new construction and remodeling.

  GTG designs, manufactures, markets, and sells the following types of products:

    Indoor fixtures—Incandescent, fluorescent, LED and HID lighting fixtures and lighting controls for commercial, residential, industrial, institutional, medical, entertainment, and sport markets, and task lighting for all markets.

    Outdoor fixtures—HID and incandescent lighting fixtures and accessories for commercial, residential, industrial, institutional, and sports markets.

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

  After receipt of the "Put Notice," Genlyte has the right, in its sole discretion and without the need of approval from Thomas, to cause GTG to be sold by giving notice to the GTG Management Board, and the Management Board must then proceed to sell GTG subject to a fairness opinion from a recognized investment banking firm.

  Also under the terms of the LLC Agreement, on or after the final settlement of Genlyte's case related to the Keene Creditors Trust lawsuit against Genlyte and others, either Thomas or Genlyte has the right, but not the obligation to buy the other parties' interest in GTG (the "Offer Right"). If Thomas and Genlyte cannot agree on the terms, then GTG or the business of GTG shall be sold to the highest bidder. Either party may participate in bidding for the purchase of GTG or the business of GTG. On March 17, 2003, the Southern District of New York Federal District Court dismissed the Genlyte case noted above. On April 14, 2003, the Creditors Trust filed a Notice of Appeal to the United States Court of Appeals for the Second Circuit from the final judgment entered on March 17, 2003. The Notice claims to bring up for review all orders, opinions, and decisions previously entered in the action; however, the trust has since indicated that it would pursue its appeal only as to certain issues including the dismissal of the fraudulent conveyance claims, but would not pursue its appeal as to certain other issues, including the dismissal of the RICO claims. Argument on appeal is scheduled for March 24, 2004. Therefore as of March 2, 2004, no final settlement or disposition has occurred and neither party has the ability to exercise the offer right.

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

d.
Financial Information about Geographic Areas.

  See Note 12 to the consolidated financial statements.

e.
Website Access to Company Reports and Corporate Governance Material

  We make available free of charge through our website, www.thomasind.com, (1) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission and (2) the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee charters, our Corporate Governance Guidelines and our Corporate Compliance and Code of Ethics Policy. Our internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.

f.
Executive Officers of the Registrant

Name	Office or Position with Company	Age	Year First Elected as an Officer
Timothy C. Brown (A)	Chairman of the Board, President, Chief Executive Officer, and Director	53	1984
Phillip J. Stuecker (B)	Vice President of Finance, Chief Financial Officer, and Secretary	52	1984
Peter H. Bissinger (C)	Vice President; General Manager, European Pump and Compressor Group	58	1992
Dieter W. Rietschle (D)	General Manager, TIWR Holding GmbH & Co. KG	57	2002
James J. Kregel (E)	Vice President; General Manager, North American Pump and Compressor Group	52	2003

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

(C)
Peter H. Bissinger was elected an officer effective December 14, 1992, in addition to his position of General Manager of the European Pump and Compressor Group, which he has held since 1987.

(D)
Dieter W. Rietschle was appointed a General Manager of TIWR Holding GmbH and Co. KG, a wholly owned subsidiary of the Company, effective August 30, 2002. This was the date Mr. Rietschle joined the Company as a result of the acquisition of substantially all of the assets of Werner Rietschle Holding GmbH. Prior to this date, Mr. Rietschle was General Manager of Werner Rietschle Holding GmbH. Mr. Rietschle was a former director of the Company.

(E)
James J. Kregel was elected an officer effective April 17, 2003, in addition to his position of General Manager, Rietschle Thomas North American Pump and Compressor Group, which he has held since March 1, 2003. Prior to this, Mr. Kregel held the position of Assistant General Manager for the North American Group from January 1, 2003, and the position of Director of Marketing and Sales for the North American Group from January 1, 1991 to December 31, 2002.

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

        The following listing summarizes the Company's properties.

Number of Facilities
Segment			Combined Square Feet
	Owned	Leased		Nature of Facilities
Pump and Compressor	8 7	5 56	1,040,000 397,000	Manufacturing plants Distribution and service centers
Corporate	— 2	1 —	6,900 160,000	Corporate headquarters Leased to third parties

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)
Market Prices and Dividends of Common Stock

        The Company's common stock is traded on the New York Stock Exchange (ticker symbol TII). On February 9, 2004 there were 1,793 security holders of record. High and low closing stock prices and dividends per share for the last two years were:

	2003			2002
	Market Price			Market Price
Quarter Ended			Cash Dividends Declared			Cash Dividends Declared
	High	Low		High	Low
March 31	$28.32	$24.26	$0.085	$29.25	$24.12	$0.085
June 30	29.81	24.32	0.095	30.50	27.35	0.085
September 30	28.65	26.40	0.095	28.55	22.50	0.085
December 31	34.66	27.88	0.095	29.50	23.85	0.085
(b)
The Company made no stock repurchases in 2003.

ITEM 6. SELECTED FINANCIAL DATA

FIVE YEAR SUMMARY OF OPERATIONS AND STATISTICS

	Years ended December 31
	2003		2002(A)	2001	2000		1999
	(Dollars in thousands, except per share)
Earnings Statistics
Net sales	$376,774		$240,602	$184,382	$188,824		$177,802
Cost of products sold	246,832		154,904	118,625	120,835		113,752
Selling, general, and administrative expenses	101,943		59,989	43,411	44,070		41,914
Equity income from GTG	32,138	(B)	28,804	24,835	24,575		23,147
Interest expense	4,237		3,370	3,630	3,995		4,601
Income before income taxes and minority interest	$55,679	(B)	$51,165	$45,040	$48,298	(D)	$42,209
As a percentage of net sales	14.8%		21.3%	24.4%	25.6%		23.7%
Income taxes	$18,340		$18,452	$16,870	$18,213		$16,059
Effective tax rate	32.9%		36.1%	37.5%	37.7%		38.1%
Net income	$37,314	(C)	$32,692	$28,170	$30,085	(E)	$26,150
Financial Position
Working capital	$95,581		$82,030	$45,978	$30,677		$32,244
Current ratio	2.6 to 1		2.7 to 1	2.5 to 1	1.9 to 1		2.1 to 1
Property, plant and equipment—net	$108,350		$91,591	$39,770	$39,521		$36,151
Total assets	$575,044		$491,016	$306,714	$306,112		$292,398
Return on ending assets	6.5%		6.7%	9.2%	9.8%		8.9%
Long-term debt, less current portion	$102,673		$104,047	$24,938	$40,727		$40,513
Long-term debt to equity	26.8%		33.1%	10.5%	18.7%		19.3%
Long-term debt to capital	21.1%		24.9%	9.5%	15.8%		16.2%
Shareholders' equity	$383,355		$314,367	$237,713	$217,402		$209,482
Return on beginning shareholders' equity	11.9%		13.8%	13.0%	14.4%		13.7%

Data Per Common Share
Net income—diluted	$2.12		$2.00	$1.80	$1.91	(C)	$1.62
Cash dividends declared	$0.37		$0.34	$0.34	$0.30		$0.30
Shareholders' equity	$21.71		$17.84	$15.16	$14.09		$12.97
Price range	$34.66		$30.50	$29.50	$23.25		$22.31
	to		to	to	to		to
	$24.26		$22.50	$20.19	$17.50		$16.13
Closing price	$34.66		$26.06	$25.00	$23.25		$20.44
Price/earnings ratio	16.4		13.0	13.9	12.2		12.6
Other Data
Cash dividends declared	$6,369		$5,502	$5,162	$4,621		$4,738
Expenditures for property, plant and equipment	$20,108		$8,358	$8,548	$10,888		$7,953
Depreciation and intangible amortization	$15,207		$10,468	$7,913	$7,463		$7,256
Goodwill amortization (F)	n/a		n/a	$483	$460		$415
Average number of employees	2,263		1,447	1,110	1,085		1,030
Average sales per employee	$166.5		$166.3	$166.1	$174.0		$172.6
Number of shareholders of record	1,811		1,991	2,064	2,193		2,248
Average number of diluted common shares outstanding	17,570,000		16,375,000	15,621,000	15,777,492		16,181,507
Actual number common shares outstanding	17,286,325		17,125,291	15,233,172	15,051,303		15,759,454
Market capitalization	$599,144		$446,285	$380,829	$349,943		$322,123
Segment Information
Net Sales—Pumps and Compressors	$376,774		$240,602	$184,382	$188,824		$177,802
Operating Income
Pumps and Compressors	$36,742		$31,675	$28,488	$31,607		$29,556
Lighting (G)	32,138	(B)	28,804	24,835	24,575		23,147
Corporate expenses	(8,743)		(5,966)	(6,142)	(7,688)		(7,420)

Total Operating Income	$60,137		$54,513	$47,181	$48,494		$45,283

Note:  See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations

(A)
Includes Rietschle results since the acquisition date on August 29, 2002.

(B)
Includes $2,272,000 of pre-tax gains related to the settlement of a patent infringement lawsuit.

(C)
Includes $1,400,000, or $.08 per share, of after-tax gains related to the settlement of GTG's patent infringement lawsuit.

(D)
Includes $1,632,000 of pre-tax gains related to insurance proceeds and sale of securities; also includes a $1,000,000 pre-tax charge related to environmental costs.

(E)
Includes $1,315,000, or $.09 per share, of after-tax gains related to insurance proceeds and sale of securities; also includes a $623,000, or $.04 per share, after-tax charge related to environmental costs.

(F)
In accordance with SFAS No. 142, goodwill is no longer amortized, effective January 1, 2002 (see Note 2 in the consolidated financial statements).

(G)
Represents the Company's earnings from its 32% interest in the GTG joint venture.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        The Company operates in two segments. The Pump and Compressor Segment designs, manufactures, markets, sells and services pump and compressor products through worldwide operations. In August 2002, we significantly increased the size of our pump and compressor business by acquiring substantially all the assets and liabilities of Werner Rietschle Holding GmbH ("Rietschle"), a privately held company based in Schopfheim, Germany. Rietschle's operating results are included in the Company's operating results since the August 29, 2002 acquisition date. As we continue to integrate the Rietschle and Thomas entities, it becomes more difficult to determine the impact of the Rietschle acquisition, on a stand-alone basis. The Company has made its best estimate of the Rietschle impact to various income statement line items, such as net sales, gross profit, operating income and net income. Beginning in 2004, it will not be meaningful to make these estimates. The Pump and Compressor Segment supplies products to the original equipment manufacturer (OEM) market in such applications as medical equipment, gasoline vapor and refrigerant recovery, automotive and transportation, printing, packaging and many others. An important market to the Company is the medical equipment market, which includes oxygen concentrators, nebulizers, aspirators, and other devices. As previously announced, we expect our sales to the oxygen concentrator OEM market to be reduced in 2004 by $4 million to $6 million as a result of the loss of one of our customer's oxygen concentrator product lines to a competitor beginning in the second quarter of 2004. Even with the loss of these sales, the Company has a leading market share in the oxygen concentrator OEM market worldwide. In order to reduce our cost structure and remain price competitive, we are in the process of constructing a manufacturing facility in China, which should be in production by the first half of 2005. We continue to rationalize our existing production facilities around the world to achieve the most cost effective and high quality production capabilities. During 2003, we closed our manufacturing facility in Fleurier, Switzerland, and relocated this production to other existing facilities. We only incurred moving related costs for this shutdown, since this was a former Rietschle facility and all other shutdown costs were recorded as goodwill as part of the opening balance sheet adjustments. In 2003, we also built and opened a new facility in Memmingen, Germany and relocated from the older leased facility late in 2003, incurring approximately $400,000 in relocation costs. This new building will allow the Company to produce in a more efficient manner and consolidate production. In February 2004, the Company announced the closing of its Wuppertal, Germany manufacturing facility which will generate approximately $3.2 million of one-time costs over the first three quarters of 2004. Production from the Wuppertal facility will be transferred to the new Memmingen facility. We believe these steps were necessary to position the Company for future growth opportunities and the current competitive environment.

        The Company also operates in the Lighting Segment through its 32% interest in the Genlyte Thomas Group LLC (GTG) joint venture. The Company's investment in GTG is accounted for using the equity method of accounting. GTG designs, manufacturers, markets, and sells lighting fixtures for a wide variety of applications in the commercial, industrial and residential markets for both indoor and outdoor fixtures. Terms of the LLC Agreement are discussed in various sections of Part 1, ITEM 1 in this Form 10-K.

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

        Thomas provides for the estimated cost of product warranties. While the Company engages in extensive product quality programs and processes, should actual product failure rates differ from estimates, revisions to the estimated warranty liability would be required. Thomas writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. For its business combination in 2002, the Company utilized an independent appraiser in determining the fair value of assets and liabilities acquired. If actual market conditions or other factors are different than those used by the independent appraiser, then additional asset write-downs may be required.

        Thomas holds a 32 percent interest in the Genlyte Thomas Group LLC (GTG) joint venture, which comprises Thomas' lighting segment and is accounted for using the equity method. If future adverse changes in market conditions or poor operating results of GTG occurred, it could result in losses or an inability to recover the carrying value of the Company's investment, thereby possibly requiring an impairment charge in the future. GTG's critical accounting policies are determined separately by The Genlyte Group Incorporated, which owns 68 percent of GTG and consolidates the GTG results.

Results of Operations

        On August 29, 2002, the Company purchased substantially all the assets and liabilities of Werner Rietschle Holding GmbH ("Rietschle"), a privately held company based in Schopfheim, Germany. See Note 3 in the notes to consolidated financial statements. Results of Rietschle are included in our operations beginning August 29, 2002.

        The Company's 2003 record net income of $37.3 million, was 14.1% higher than the $32.7 million for 2002. Included in 2003 was a previously announced non-recurring gain of $1.4 million, or $.08 per share, related to the settlement of GTG's patent infringement lawsuit. The Rietschle operating results were included for twelve months in 2003 versus four months in 2002, which contributed to the higher net income in 2003. The Rietschle operating results were negatively impacted in 2003 due to the strong euro's effect on the Rietschle sales offices' intercompany purchases from the German factory, which resulted in lower margins on sales generated from the Rietschle sales offices located outside of Germany. Also favorably impacting net income in 2003 was the reduction of the effective income tax rate from 36.1% in 2002 to 32.9% in 2003. This reduction was primarily due to the effect of foreign tax rates and the realization of income tax loss carryforward benefits in certain foreign jurisdictions. The Company's 2002 net income of $32.7 million was 16.1% higher than the 2001 net income of $28.2 million. The 2002 net income was positively impacted by the change in accounting for goodwill required by Statement of Financial Accounting Standards (SFAS) No. 142, which was effective January 1, 2002, and eliminated the recording of goodwill amortization. Compared to 2001, this change in accounting increased 2002 net income by $3.3 million.

Pump and Compressor Segment

        Net sales for the Pump and Compressor Segment in 2003 increased 56.6% to $376.8 million compared to $240.6 million for 2002. Acquisitions increased net sales by approximately $170.5 million in 2003 and $49.9 million in 2002. Also favorably impacting the 2003 net sales were the effects of exchange rates, which were primarily due to the strong euro. Net sales in the North American operations increased to $153.2 million in 2003 from $131.3 million in 2002. Acquisitions contributed approximately $15.6 million to this increase. The North American operations also reported higher sales in 2003 in the automotive and medical markets. European sales increased to $189.3 million in 2003 from $90.7 million in 2002. This increase was primarily related to acquisitions, which contributed approximately $89.4 million to the increase in European sales. The 2003 European sales also benefited due to higher sales in the medical and food and beverage markets, which were partially offset by lower sales in the automotive and business equipment markets. European sales in 2003 also increased due to foreign exchange rate fluctuations. Net sales in the Asia Pacific operations were $34.3 million in 2003 and $18.5 million in 2002. Acquisitions contributed approximately $15.6 million to the 2003 increase in Asia Pacific sales. Foreign exchange rate fluctuations had a favorable impact on Asia Pacific sales in 2003, while lower sales were reported in the environmental and medical markets. Net sales for the Pump and Compressor Segment in 2002 increased 30.4% to $240.6 million compared to $184.4 million for 2001. Included in 2002 were approximately $49.9 million related to Rietschle net sales after August 29, 2002. Also favorably impacting the 2002 net sales were the effects of exchange rates. When excluding Rietschle and the effects of exchange rates, the North American, European and Asia Pacific operations reported increases in net sales for 2002 compared to 2001. North America and Europe were slightly ahead of 2001 due to the strength in the automotive market, which was partially offset by softness in the environmental and medical markets in 2002. Asia Pacific operations reported increases due primarily to strength in the environmental market.

        Gross profit for the Pump and Compressor Segment was $129.9 million or 34.5% of sales in 2003, compared to $85.7 million, or 35.6% in 2002. Acquisitions increased gross profits by approximately $57.0 million in 2003 and $17.1 million in 2002, although the 2003 gross profit was negatively impacted due to the strong euro's effect on intercompany purchases from German factories. Competitive pressures, as well as relocation cost related to facility rationalization plans also negatively impacted 2003 gross profits. In 2002, gross profit for the Pump and Compressor Segment was $85.7 million, or 35.6% of sales, compared to $65.8 million, or 35.7% in 2001. Included in 2002 was a $.6 million write-down of a long-lived asset, which was offset by $.5 million favorable impact due to the accounting change for goodwill amortization.

        The Pump and Compressor Segment's 2003 selling, general and administrative (SG&A) expenses were $93.2 million, or 24.7% of sales, compared to $54.0 million, or 22.5% of sales in 2002. These exclude corporate expenses which are discussed in a separate section below. The higher percent of sales in 2003 for SG&A expenses is primarily due to having a full year of Rietschle sales and service offices throughout the world, which require a higher level of SG&A costs to operate, as well as increased personnel costs. The 2002 SG&A expenses were $54.0 million, or 22.5% of sales, compared to $37.3 million, or 20.2% in 2001. The increase in 2002 was primarily related to the Rietschle acquisition.

        Operating income in 2003 for the Pump and Compressor Segment increased 16.0% to $36.7 million compared to $31.7 million for 2002. Included in 2003 and 2002 was approximately

$8.1 million and $2.3 million, respectively, related to acquisitions, although the 2003 operating income was negatively impacted due to the strong euro's effect on intercompany purchases from German factories. All three geographic regions had decreases in 2003 operating income compared to 2002. This was primarily related to competitive pressures, relocation and rearrangement costs, and higher personnel related costs. Operating income in 2002 increased 11.2% to $31.7 million compared to $28.5 million for 2001. The 2002 results were positively impacted by $.5 million, due to the accounting change for goodwill amortization. Included in 2002 was approximately $2.3 million related to Rietschle operating income after August 29, 2002. Also favorably impacting the 2002 operating income were the effects of exchange rates. When excluding Rietschle and the effects of exchange rates, the North American and Asia Pacific operations had increases in operating income for 2002 compared to 2001, while the European operations came in below 2001. The North American operations posted a 5.7% improvement in operating income in 2002 due to cost reductions and lower material prices and a $.3 million favorable impact from not recording goodwill amortization in 2002. Operating income for the European operations was lower in 2002 due to unfavorable sales mix, a $.6 million write-down of a long-lived asset, and $.8 million write-off of certain accounts receivable and inventory related to one customer. These were partially offset by a $.2 million favorable impact from not recording amortization in 2002. Asia Pacific operations had higher operating income in 2002 primarily due to higher volume and favorable sales mix.

Lighting Segment

        The Genlyte Group Incorporated (Genlyte) and Thomas formed Genlyte Thomas Group LLC (GTG) on August 30, 1998. The Lighting Segment's operating income includes our 32% interest in the GTG joint venture, as well as expenses related to Thomas Industries stock options issued to GTG employees and our amortization of Thomas' excess investment in GTG for periods prior to January 1, 2002. The Lighting Segment's operating income was $32.1 million in 2003 compared to $28.8 million in 2002. Included in 2003 was a pre-tax gain of $2.3 million related to the settlement of GTG's patent infringement lawsuit.    This increase in operating income was primarily due to sales volume increases attributed to recent acquisitions. The Lighting Segment's operating income was $28.8 million in 2002 compared to $24.8 million in 2001. This $4.0 million increase in 2002 was primarily related to the positive impact of not recording $3.8 million of goodwill amortization due to the accounting change. This $3.8 million impact includes $2.1 million related to the 2001 amortization of Thomas' excess investment and $1.7 million, which represents Thomas' 32% interest in GTG's $5.2 million of goodwill amortization in 2001. Excluding the impact from the accounting change, GTG was able to achieve slightly higher earnings even when sales were down 1.5%. This was accomplished due to sales mix and cost reduction efforts.

Corporate

        As noted in footnote 12, in the consolidated financial statements, consolidated operating income includes corporate expenses. Corporate expenses were $8.7 million for 2003, compared to $6.0 million for 2002 and $6.1 million for 2001. The increase in 2003 corporate expenses relates to higher banking fees for the financing of the Rietschle acquisition, higher professional fees related to a reorganization of our legal structure, higher expenses related to Sarbanes-Oxley compliance, higher personnel costs due to headcount additions, higher franchise taxes and higher expenses related to expensing stock options (as discussed in the notes to our consolidated financial statements).

        Interest expense for 2003 was $4.2 million compared to $3.4 million for 2002. The 2003 and 2002 amounts include approximately $2.9 million and $1.0 million respectively, related to the Rietschle acquisition. The reduction in 2003, when excluding the Rietschle acquisition, was primarily related to the $7.7 million payment of long-term debt on January 31, 2003, which carried a 9.36% annual interest rate. Interest rates were also lower in 2003 compared to 2002. Interest expense for 2002 was

$3.4 million compared to $3.6 million for 2001. The 2002 amount includes approximately $1.0 million related to the Rietschle acquisition. The reduction in 2002, when excluding Rietschle, was primarily related to the $7.7 million payment of long-term debt on January 31, 2002, which carried a 9.36% annual interest rate, as well as higher short-term and other long-term borrowing levels in 2001.

        Interest income and other for 2003 was an expense of $221 thousand compared to income of $22 thousand in 2002. The primary reason for the increase in expense relates to higher transaction losses recorded during 2003. Interest income and other for 2002 was $22 thousand compared to $1.5 million in 2001. The reduction in 2002 was primarily related to a $22.3 million note receivable with GTG, from which the Company received interest income in 2001. GTG paid off this $22.3 million note in November 2001 and the Company used some of these proceeds to partially pay down long-term debt.

        Income tax provisions were $18.3 million, $18.5 million, and $16.9 million in 2003, 2002, and 2001, respectively. The effective income tax rate was 32.9% in 2003, compared to 36.1% in 2002 and 37.5% in 2001. The decline in the effective tax rate in 2003 was primarily due to the effect of foreign tax rates and the realization of income tax loss carryforward benefits in certain foreign jurisdictions. The decline in the effective tax rate in 2002 was primarily due to the accounting change related to goodwill amortization and to a higher proportion of foreign earnings in GTG's 2002 results, for which taxes are provided for in GTG's equity earnings.

Liquidity and Sources of Capital

        Cash flows provided by operations in 2003 were $32.4 million compared to $27.6 million in 2002 and $21.9 million in 2001. The increases in 2002 and 2003 were primarily related to increases in net income.

        Cash used in investing activities was $23.2 million in 2003 compared to $92.4 million in 2002. While $5.0 million was spent in 2003 for a new manufacturing facility in Germany, the overall reduction from 2002 levels was due to the Rietschle acquisition in August 2002 for $83.5 million. Cash provided from investing activities was $13.8 million in 2001. The change between 2002 and 2001 was primarily due to the 2002 Rietschle acquisition, as well as the 2001 collection of a note receivable from GTG.

        Financing activities used cash of $6.4 million in 2003, compared with providing cash of $52.6 million in 2002. The change between 2002 and 2003 primarily relates to the debt associated with the Rietschle acquisition. In 2002, the Company borrowed $80.0 million to partially finance the Rietschle acquisition, and also made payments of $22.8 million related to short-term and long-term debt. In 2003, the Company had a net payment on short-term and long-term debt of $2.1 million. Financing activities used cash of $19.4 million in 2001. The change between 2001 and 2002 was primarily related to the debt proceeds in 2002 used for the Rietschle acquisition.

        Dividends paid in 2003 were $6.2 million compared with $5.3 million in 2002 and $5.0 million in 2001. The 2003 dividends increased primarily due to the issuance of 1.8 million shares in August 2002 in connection with the acquisition of Rietschle. Also, effective with the April 1, 2003 dividend, the Company increased its quarterly dividend per share from $.085 to $.095.

        The following summarizes the Company's contractual obligations at December 31, 2003, and the effect such obligations are expected to have on its liquidity and cash flow in future periods.

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(In Thousands)
Contractual Obligations:
Long-term debt	$101,680	$7,730	$92,700	$—	$1,250
Capital lease obligations	10,878	2,155	1,838	482	6,403
Operating leases	22,217	5,630	8,248	5,440	2,899
Notes payable to banks	3,088	3,088	—	—	—
Purchase obligations	21,271	21,259	12	—	—
Other long-term obligations	809	209	418	182	—

Total contractual obligations	$159,943	$40,071	$103,216	$6,104	$10,552

        Purchase obligations are defined as an agreement to purchase goods or services that is enforceable and legally binding on the Company. These primarily relate to normal ongoing inventory purchase obligations but also include other items such as capital commitments and service agreements. The purchase obligation amounts do not represent the entire anticipated purchases in the future, but represent only those items for which the Company is contractually obligated as of December 31, 2003. There also may be circumstances where goods and services are purchased as needed, with no enforceable and legally binding commitment. For this reason, these numbers will not provide a reliable indicator of the Company's expected future cash outflows.

        As of December 31, 2003, the Company had standby letters of credit totaling $4,409,700 with expiration dates during 2004. The Company anticipates that these letters of credit will be renewed at their expiration dates.

        The Company announced in December 1999 that it planned to repurchase, from time to time depending on market conditions and other factors, up to 15 percent, or 2,373,000 shares, of its outstanding Common Stock in the open market or through privately negotiated transactions at the prevailing market prices. During 2003, no purchases were made. Through December 31, 2003, the Company has purchased, on a cumulative basis, 879,189 shares at a cost of $17.3 million, or an average cost of $19.72 per share. The Company plans to fund any purchase of Company stock through a combination of cash flows generated from operating activities and our revolving line of credit.

        The Company's long-term debt bears interest at variable rates, with the exception of the $15.4 million senior notes that accrue interest at a 9.36% fixed rate. Short-term borrowings of $3.1 million at December 31, 2003, are priced at variable interest rates. The Company's results of operations and cash flows, therefore, would be affected by interest rate changes to the variable rate debt. At December 31, 2003, $89.4 million was outstanding. A 100 basis point movement in the interest rate on the variable rate debt of $89.4 million would result in an $894,000 annualized effect on interest expense and cash flows ($599,000 net of tax).

        The Company also has short-term investments, including cash equivalents, of $11.0 million as of December 31, 2003 that bear interest at variable rates. A 100 basis point movement in the interest rate would result in an approximate $110,000 annualized effect on interest income and cash flows ($74,000 net of tax).

        The fair value of the Company's long-term debt is estimated based on current interest rates offered to the Company for similar instruments. A 100 basis point movement in the interest rate would result in an approximate $94,000 annualized effect on the fair value of long-term debt ($63,000 net of tax).

        The Company has significant operations consisting of sales and manufacturing activities in foreign countries. As a result, the Company's financial results could be significantly affected by factors such as changes in currency exchange rates or changing economic conditions in the foreign markets in which the Company manufactures or distributes its products. Currency exposures for our Pump and Compressor Segment are concentrated in Germany but exist to a lesser extent in other parts of Europe, Asia and South America. Our Lighting Segment currency exposure is primarily in Canada. There is a risk associated with changing foreign exchange rates. The Company's objective is to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow management to focus its attention on its core business issues and challenges. Accordingly, the Company enters into foreign currency forward contracts that change in value as foreign exchange rates change to protect the value of anticipated foreign currency revenues and expenses. The gains and losses on these contracts offset changes in the value of the underlying transactions as they occur. The Euro is the only currency hedged. At December 31, 2003, the Company held forward contracts expiring through December 2004 to hedge probable, but not firmly committed, intercompany inventory purchases. These hedging contracts are classified as cash flow hedges and accordingly, are adjusted to current market values through other comprehensive income until the underlying transactions are recognized. Upon recognition, such gains and losses are recorded in operations as an adjustment to the carrying amounts of the underlying transactions in the period in which these transactions are recognized. At December 31, 2003, the foreign currency forward contracts had a notional amount of Euro 6,000,000 and a fair value of approximately $178,000. The fair value of the foreign currency forward contracts, which represents an asset, is included in other current assets. The amount of net gain deferred through other comprehensive income as of December 31, 2003 was approximately $178,000. There was no gain or loss recognized through other income/expense during fiscal 2003. A 100 basis point movement in foreign currency rates on the Company's open foreign exchange contracts at December 31, 2003 would not materially affect the Company's financial statements.

        Working capital increased from $82.0 million at December 31, 2002, to $95.6 million at December 31, 2003, primarily due to foreign currency exchange rate impacts. Working capital increased from $46.0 million at December 31, 2001, to $82.0 million at December 31, 2002, primarily due to the Rietschle acquisition on August 29, 2002.

	December 31
	2003	2002	2001
	Dollars in Thousands
Working capital	$95,581	$82,030	$45,978
Current ratio	2.59	2.66	2.52
Long-term debt, less current portion	$102,673	$104,047	$24,938
Long-term debt to total capital	21.1%	24.9%	9.5%

        Certain loan agreements of the Company include restrictions on working capital, operating leases, tangible net worth, and the payment of cash dividends and stock distributions. Under the most restrictive of these arrangements, retained earnings of $123.9 million are not restricted at December 31, 2003. Thomas is currently in compliance with all covenants or other requirements set forth in its borrowing agreements. In the event of non-compliance or if Thomas prepays the debt, then Thomas would incur a penalty. At December 31, 2003, the prepayment penalty would have been approximately $.8 million on a pre-tax basis.

        As of December 31, 2003, the Company had a $120 million revolving line of credit with its banks through August 28, 2005, $85 million of which was outstanding. This line of credit was used to fund for the cash payment of $83 million for the Rietschle acquisition and to support the short-term needs of the business for working capital changes, fixed asset additions, and general business use. As of December 31, 2003, the Company had uncommitted short-term borrowing arrangements being used by some of its foreign offices which totaled $3.1 million. As of December 31, 2003 and 2002, except as described above related to the GTG joint venture, management was aware of no relationships with any other unconsolidated entities, financial partnerships, structured finance entities, or special purpose entities which were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

New Accounting Pronouncements

        In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 141 also specifies criteria for the recognition of identifiable intangible assets separately from goodwill (see Note 3, "Acquisitions").

        Effective January 1, 2002, the Company adopted SFAS No. 142, in which goodwill and indefinite lived intangible assets are no longer amortized but will be reviewed at least annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives.

        The FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" (SFAS 144), dated August 2001. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of," and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, "Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The Company adopted the provisions of SFAS 144 as of January 1, 2002 and recorded a $594,000 charge during the fourth quarter of 2002 to write-down certain assets to market value. This was included in the Pump and Compressor Segment's cost of sales in the 2002 income statement.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires that a liability of a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also establishes that fair value is the objective for initial measurement of the liability. The Company has adopted the provisions of SFAS No. 146 for exit or disposal activities initiated after December 31, 2002, which did not have a significant impact on the Company's financial statements or disclosures.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 requires a company to consolidate a variable interest entity if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns, or both. The Company has adopted the provisions of FIN 46, which did not have a significant impact on the Company's financial statements or disclosures.

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

        The statements contained in the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as other statements contained in this Form 10-K Report and statements contained in future filings with the Securities and Exchange Commission and publicly disseminated press releases, and statements which may be made from time to time in the future by management of the Company in presentations to shareholders, prospective investors, and others interested in the business and financial affairs of the Company, which are not historical facts, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Any projections of financial performance or statements concerning expectations as to future developments should not be construed in any manner as a guarantee that such results or developments will, in fact, occur. There can be no assurance that any forward-looking statement will be realized or that actual results will not be significantly different from that set forth in such forward-looking statement. In addition to the risks and uncertainties of ordinary business operations, the forward-looking statements of the Company referred to above are also subject to the following risks and uncertainties:

  •
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

  •
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

  •
  The Pump and Compressor Segment has several key customers, none of which are 10% or more of our consolidated sales. However, the loss of any of these key customers could have a negative affect on the Company's results.

  •
  The Company believes that the Pump and Compressor Segment has a leading market share in the oxygen concentrator Original Equipment Manufacturers (OEM) market worldwide. The Company's market share could be reduced significantly due to a competitor, the vertical integration by our customers, or new technology replacing compressed air in oxygen concentrators. As noted in the overview section, the Company estimates that in 2004 it may lose between $4 million and $6 million in sales from this market beginning in the second quarter of 2004. The further loss of significant market share in the oxygen concentrator OEM market could have a significant adverse affect on the Company's results.

  •
  With the Rietschle acquisition, the Company is in the process of integrating the Rietschle business. There can be no assurance that the integration will occur in a timely fashion or in a manner which will allow the Company to realize the full benefit of its strategies.

  •
  With the Rietschle acquisition, the Company has a larger percentage of its net assets exposed to foreign currency risks. As a result, this increased exposure to foreign currency risks may adversely affect the Company's results.

  •
  With the Rietschle acquisition, the Company has a leading market share in supplying compressors and systems to the printing industry worldwide. The Company's market share could be reduced significantly due to competition or technology. The loss of market share in the printing industry could have a significant adverse affect on the Company's results.

  •
  GTG, which comprises the Company's Lighting Segment, participates in highly competitive markets that are dependent on the level of residential, commercial, and industrial construction activity in North America. Changes in interest rates, consumer preferences, office and plant occupancy rates, and acceptance of new products affect the Lighting Segment.

  •
  As the Company's business continues to expand outside the United States, the Company could experience currency exchange rate fluctuations. The Company could also be affected by nationalizations; unstable governments, economies, or legal systems; terrorist attacks; or inter-governmental disputes. These currency, economic, and political uncertainties may affect the Company's results.

  •
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's long-term debt bears interest at variable rates, with the exception of the $15.43 million senior notes that accrue interest at a 9.36% fixed rate. Short-term borrowings of $3.1 million at December 31, 2003, are priced at variable interest rates. The Company's results of operations and cash flows, therefore, would be affected by interest rate changes to its variable rate debt. At December 31, 2003, $89.4 million was outstanding. A 100 basis point movement in the interest rate on the variable rate debt of $89.4 million would result in an $894,000 annualized effect on interest expense and cash flows ($599,000 net of tax).

        The Company also has short-term investments, including cash equivalents, of $11.0 million as of December 31, 2003 that bear interest at variable rates. A 100 basis point movement in the interest rate would result in an approximate $110,000 annualized effect on interest income and cash flows ($74,000 net of tax).

        The fair value of the Company's long-term debt is estimated based on current interest rates offered to the Company for similar instruments. A 100 basis point movement in the interest rate would result in an approximate $94,000 annualized effect on the fair value of long-term debt ($63,000 net of tax).

        The Company has significant operations consisting of sales and manufacturing activities in foreign countries. As a result, the Company's financial results could be significantly affected by factors such as changes in currency exchange rates or changing economic conditions in the foreign markets in which the Company manufactures or distributes its products. Currency exposures for our Pump and Compressor Segment are concentrated in Germany but exist to a lesser extent in other parts of Europe, Asia and South America. Our Lighting Segment currency exposure is primarily in Canada. There is a risk associated with changing foreign exchange rates. The Company's objective is to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow management to focus its attention on its core business issues and challenges. Accordingly, the Company enters into foreign currency forward contracts that change in value as foreign exchange rates change to protect the value of anticipated foreign currency revenues and expenses. The gains and losses on these contracts offset changes in the value of the underlying transactions as they occur. The Euro is the only currency hedged. At December 31, 2003, the Company held forward contracts expiring through December 2004 to hedge probable, but not firmly committed, intercompany inventory purchases. These hedging contracts are classified as cash flow hedges and accordingly, are adjusted to current market values through other comprehensive income until the underlying transactions are recognized. Upon recognition, such gains and losses are recorded in operations as an adjustment to the carrying amounts of the underlying transactions in the period in which these transactions are recognized. At December 31, 2003, the foreign currency forward contracts had a notional amount of Euro 6,000,000 and a fair value of approximately $178,000. The fair value of the foreign currency forward contracts, which represents an asset, is included in other current assets. The amount of net gain deferred through other comprehensive income as of December 31, 2003 was approximately $178,000. There was no gain or loss recognized through other income/expense during fiscal 2003. A 100 basis point movement in foreign currency rates on the Company's open foreign exchange contracts at December 31, 2003 would not materially affect the Company's financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        In addition to the audited financial statements of Thomas Industries Inc. which follow, the financial statements of GTG are included in this Form 10-K on pages F-1 to F-28.

Report of Independent Auditors

To the Board of Directors and
Shareholders of Thomas Industries Inc.:

        We have audited the accompanying consolidated balance sheets of Thomas Industries Inc. (a Delaware corporation) and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Thomas Industries Inc. as of December 31, 2001 and for the year then ended were audited by other auditors whose report dated January 25, 2002 expressed an unqualified opinion on those statements.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Thomas Industries Inc. and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        As discussed in Note 2, in 2002 the Company changed its method of accounting for goodwill and other intangible assets.

        As discussed above, the financial statements of Thomas Industries Inc. and subsidiaries as of December 31, 2001, and for the year then ended were audited by other auditors who have ceased operations. As described in Note 2, these financial statements have been revised to include the transitional disclosures required by Statement for Financial Accounting Standards (Statement) No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to these disclosures in Note 2 with respect to 2001 included (a) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill and equity method goodwill as a result of initially applying Statement No. 142 (including any related tax effects) to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings-per-share amounts. In our opinion, the disclosures for 2001 in Note 2 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

/s/ ERNST & YOUNG LLP

Louisville, Kentucky
February 9, 2004

        Below is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Thomas Industries Inc.'s financial statements for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP, as Arthur Andersen LLP ceased operations in August 2002.

        Board of Directors and Shareholders of Thomas Industries Inc.:

        We have audited the accompanying consolidated balance sheet of Thomas Industries Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Thomas Industries Inc. as of December 31, 2000 and for the years ended December 31, 2000 and 1999, were audited by other auditors whose report dated February 7, 2001, expressed an unqualified opinion on those statements.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Thomas Industries Inc. and subsidiaries as of December 31, 2001, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

Louisville, Kentucky
January 25, 2002

Thomas Industries Inc.

Consolidated Statements of Income

	Years ended December 31
	2003	2002	2001
	(In thousands, except share data)
Net sales	$376,774	$240,602	$184,382
Cost of products sold	246,832	154,904	118,625

Gross profit	129,942	85,698	65,757
Selling, general and administrative expenses	101,943	59,989	43,411
Equity income from GTG	32,138	28,804	24,835

Operating income	60,137	54,513	47,181
Interest expense	4,237	3,370	3,630
Interest income (expense) and other	(221)	22	1,489

Income before income taxes and minority interest	55,679	51,165	45,040
Income taxes	18,340	18,452	16,870

Income before minority interest	37,339	32,713	28,170
Minority interest, net of tax	25	21	—

Net income	$37,314	$32,692	$28,170

Net income per share
—Basic	$2.17	$2.06	$1.86
—Diluted	$2.12	$2.00	$1.80
Dividends declared per share	$0.37	$0.34	$0.34

See accompanying notes.

Thomas Industries Inc.

Consolidated Balance Sheets

	December 31
	2003	2002
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$23,933	$18,879
Accounts receivable, net	52,819	50,067
Inventories	65,895	52,800
Deferred income taxes	6,688	4,407
Other current assets	6,287	5,325

Total current assets	155,622	131,478
Property, plant and equipment, net	108,350	91,591
Investment in GTG	214,405	188,810
Goodwill	70,164	55,669
Other intangible assets, net	21,788	19,299
Other assets	4,715	4,169

Total assets	$575,044	$491,016

Liabilities and shareholders' equity
Current liabilities:
Notes payable	$3,088	$1,460
Accounts payable	14,312	15,496
Accrued expenses and other current liabilities	30,519	21,442
Dividends payable	1,642	1,455
Income taxes payable	595	233
Current portion of long-term debt	9,885	9,362

Total current liabilities	60,041	49,448
Deferred income taxes	6,177	5,163
Long-term debt, less current portion	102,673	104,047
Long-term pension liability	13,189	10,621
Other long-term liabilities	9,609	7,336

Total liabilities	191,689	176,615
Minority interest	—	34
Shareholders' equity:
Preferred stock, $1 par value, shares authorized: 3,000,000, none issued	—	—
Common stock, $1 par value, shares authorized: 60,000,000, shares issued: 2003-18,108,664; 2002-17,947,630	18,109	17,948
Capital surplus	137,041	133,964
Deferred compensation	1,211	846
Treasury stock held for deferred compensation	(1,211)	(846)
Retained earnings	216,296	185,351
Accumulated other comprehensive income (loss)	23,968	(10,837)
Less cost of 822,339 treasury shares	(12,059)	(12,059)

Total shareholders' equity	383,355	314,367

Total liabilities and shareholders' equity	$575,044	$491,016

See accompanying notes.

Thomas Industries Inc.
Consolidated Statements of Shareholders' Equity

	Years ended December 31
	2003	2002	2001
	(In thousands)
Common stock:
Beginning of year	$17,948	$17,856	$17,670
Stock options exercised	147	89	171
Shares issued to deferred share trust	14	3	14
Other	—	—	1

End of year	18,109	17,948	17,856
Capital surplus:
Beginning of year	133,964	114,342	112,027
Treasury shares issued in connection with acquisition	—	18,356	—
Stock options exercised	1,703	657	1,278
Tax benefit from options exercised and other	1,039	517	691
Shares issued to deferred share trust	335	92	346

End of year	137,041	133,964	114,342
Deferred compensation:
Beginning of year	846	739	401
Deferred compensation	365	107	338

End of year	1,211	846	739
Treasury stock held for deferred compensation:
Beginning of year	(846)	(739)	(401)
Increase in treasury stock held for deferred compensation	(365)	(107)	(338)

End of year	(1,211)	(846)	(739)
Retained earnings:
Beginning of year	185,351	158,161	135,153
Net income	37,314	32,692	28,170
Cash dividends declared	(6,369)	(5,502)	(5,162)

End of year	216,296	185,351	158,161
Accumulated other comprehensive income (loss):
Beginning of year	(10,837)	(14,189)	(9,058)
Other comprehensive income (loss)(1)	34,805	3,352	(5,131)

End of year	23,968	(10,837)	(14,189)
Treasury stock:
Beginning of year	(12,059)	(38,457)	(38,390)
Treasury stock purchased	—	—	(67)
Treasury shares issued in connection with acquisition	—	26,398	—

End of year	(12,059)	(12,059)	(38,457)

Total shareholders' equity	$383,355	$314,367	$237,713

(1)
A reconciliation of net income to total comprehensive income follows.
	Years ended December 31
	2003	2002	2001
	(In thousands)
Net income	$37,314	$32,692	$28,170
Other comprehensive income (loss):
Minimum pension liability (increase)	(225)	(6,783)	(3,032)
Related tax expense	196	2,476	1,137
Derivative adjustment	178	—	—
Related tax expense (credit)	(67)	—	—
Foreign currency translation	34,723	7,659	(3,236)

Total change in other comprehensive income (loss)	34,805	3,352	(5,131)

Total comprehensive income	$72,119	$36,044	$23,039

Accumulated other comprehensive income (loss) was comprised of foreign currency translation gains (losses) of $30,143,000, ($4,580,000) and ($12,239,000), and minimum pension liabilities, net of tax, of ($6,286,000), ($6,257,000) and ($1,950,000), at December 31, 2003, 2002, and 2001, respectively. Additionally, accumulated other comprehensive income (loss) included a 2003 gain of $111,000 from derivative adjustments.

See accompanying notes.

Thomas Industries Inc.

Consolidated Statements of Cash Flow

	Years ended December 31
	2003	2002	2001
	(In thousands)
Operating activities
Net income	$37,314	$32,692	$28,170
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible amortization	15,207	10,468	7,913
Deferred income taxes	(1,617)	621	(1,045)
Equity income from GTG	(32,138)	(28,804)	(24,835)
Distributions from GTG	13,299	13,785	11,592
Other items	462	1,291	978
Changes in operating assets and liabilities net of effect of acquisitions:
Accounts receivable	2,927	(2,344)	255
Inventories	(3,970)	555	761
Accounts payable	(2,512)	(1,379)	(383)
Income taxes payable	758	(1,663)	136
Accrued expenses and other current liabilities	6,598	1,523	(2,028)
Other	(3,975)	828	385

Net cash provided by operating activities	32,353	27,573	21,899
Investing activities
Purchases of property, plant and equipment	(20,108)	(8,358)	(8,548)
Sales of property, plant and equipment	327	828	42
Proceeds from GTG note receivable	—	—	22,287
Purchase of companies (net of cash acquired)	(3,418)	(84,898)	—

Net cash (used in) provided by investing activities	(23,199)	(92,428)	13,781
Financing activities
Proceeds from (payments on) short-term debt, net	1,334	(642)	—
Payments on long-term debt	(19,672)	(22,173)	(17,787)
Proceeds from long-term debt	16,247	80,000	2,000
Treasury stock purchased	—	—	(67)
Dividends paid	(6,182)	(5,342)	(4,997)
Other	1,850	745	1,449

Net cash (used in) provided by financing activities	(6,423)	52,588	(19,402)
Effect of exchange rate changes on cash	2,323	1,646	(719)

Net increase (decrease) in cash and cash equivalents	5,054	(10,621)	15,559
Cash and cash equivalents at beginning of year	18,879	29,500	13,941

Cash and cash equivalents at end of year	$23,933	$18,879	$29,500

Supplemental disclosures of cash flow information
Non-cash items:
Issuance of treasury shares in connection with acquisition	$—	$44,754	$—
Capital lease arrangements	$—	$1,292	$—

See accompanying notes.

Thomas Industries Inc.
Notes to Consolidated Financial Statements
December 31, 2003

1. Description of Business

        Thomas Industries Inc. and subsidiaries (the Company or Thomas) and affiliates operate in two business segments: the pump and compressor segment and the lighting segment. The Company designs, manufactures and sells pumps and compressors for use in global original equipment manufacturing (OEM) applications as well as construction equipment, systems and laboratory equipment. The Company also provides aftermarket service and spare parts to support OEM customers around the world. Manufacturing facilities and sales and distribution operations are located in North America and Europe, with additional sales and distribution operations located in Asia, Australia and South America. The Company operates in the lighting segment through its 32% interest in the Genlyte Thomas Group LLC (GTG). GTG, which was formed August 30, 1998 as discussed below, designs, manufactures, markets and sells lighting products principally in North America for commercial, industrial and residential applications.

2. Accounting Policies

Basis of Presentation

        Effective August 30, 1998, the Company and The Genlyte Group (Genlyte) formed GTG, combining Thomas' and Genlyte's lighting businesses. Genlyte has a 68% interest in GTG, and Thomas holds a 32% interest, which is accounted for using the equity method of accounting.

        At December 31, 2003, Thomas' investment in GTG exceeded its underlying equity in net assets by $55,699,000, which represents goodwill associated with the formation of GTG that is included in the GTG investment balance. For the year ended December 31, 2001, equity income was reduced by $2,116,000 for straight-line amortization of the excess investment. No amortization was recorded in 2002 and 2003 (see "New Accounting Pronouncements" below).

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company. Affiliates not required to be consolidated are accounted for using the equity method, under which the Company's share of earnings of these affiliates is included in income as earned. Intercompany accounts and transactions are eliminated.

Use of Estimates

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from these estimates.

Cash and Cash Equivalents

        Cash and cash equivalents consist of liquid investments with maturities of three months or less.

Inventories

        Inventories are valued at the lower of cost or market. Inventories valued using the last-in, first-out (LIFO) method represented approximately 23% and 27% of consolidated inventories at December 31,

2003 and 2002, respectively. Inventories not on LIFO are valued using the first-in, first-out (FIFO) method. Inventories at December 31 consist of the following:

	2003	2002
	(In thousands)
Finished goods	$29,004	$23,108
Raw materials	28,250	17,722
Work in process	8,641	11,970

Total inventories	$65,895	$52,800

        On a current cost basis, inventories would have been $4,639,000 and $4,469,000 higher than reported at December 31, 2003 and 2002, respectively.

Property, Plant and Equipment

        The cost of property, plant and equipment is depreciated principally by the straight-line method over their estimated useful lives ranging from 3 to 31.5 years. Expenditures for maintenance, repairs and renewals of minor items are expensed as incurred. Major renewals and improvements are capitalized. Property, plant and equipment at December 31 consisted of the following:

	2003	2002
	(In thousands)
Land	$8,171	$6,631
Buildings	48,143	38,019
Leasehold improvements	6,291	5,115
Machinery and equipment	122,518	103,986

	185,123	153,751
Accumulated depreciation and amortization	(76,773)	(62,160)

Total property, plant and equipment, net	$108,350	$91,591

        Depreciation expense relating to property, plant and equipment, which includes capital lease items, was approximately $14,361,000, $9,772,000 and $7,881,000 during 2003, 2002 and 2001, respectively.

        Capital leases for land, building, machinery and equipment, autos and software included above were $13,337,000 and $11,433,000 at December 31, 2003 and 2002, respectively. Accumulated depreciation on capital leases was $2,039,000 and $725,000 at December 31, 2003 and 2002, respectively.

Goodwill and Other Intangible Assets

        Beginning in 2002 with the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," goodwill and indefinite lived intangible assets are no longer amortized, but instead tested at least annually for impairment based upon anticipated future cash flows. If facts and circumstances lead the Company's management to believe that the cost of one of its assets may be impaired, the Company will evaluate the extent to which that cost is recoverable by comparing the future undiscounted cash flows estimated to be associated with that asset to the asset's carrying amount and write down that carrying amount to fair value to the extent necessary. Prior to 2002, goodwill was amortized using the straight-line method over its estimated period of benefit of 30 to 40 years (see "New Accounting Pronouncements" below).

Long-Lived Assets

        Consistent with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company evaluates long-lived assets for impairment and assesses their recoverability based upon anticipated future cash flows. If facts and circumstances lead the Company's management to believe that the cost of one of its assets may be impaired, the Company will evaluate the extent to which that cost is recoverable by comparing the future undiscounted cash flows estimated to be associated with that asset to the asset's carrying amount and write down that carrying amount to fair value to the extent necessary (see "New Accounting Pronouncements" below).

Financial Instruments

        Various methods and assumptions are used by the Company in estimating its fair value disclosures for significant financial instruments. Fair values of cash equivalents approximate their carrying amount because they are highly liquid investments with a maturity of less than three months when purchased. The fair value of long-term debt is based on the present value of the underlying cash flows discounted at the current estimated borrowing rates available to the Company.

Foreign Currency Translation

        The local currency is the functional currency for the Company's foreign subsidiaries. Operating results are translated into U.S. dollars using monthly average exchange rates, while balance sheet accounts are translated using year-end exchange rates. The resulting translation adjustments are included as a component of accumulated other comprehensive income (loss) in shareholders' equity.

Revenue Recognition

        Revenue from product sales is recognized upon title transfer, which occurs upon shipment. Credit is extended based on local business customs and practices, and collateral is not required.

Research and Development Costs

        Research and development costs, which include costs of product improvements and design, are expensed as incurred ($19,736,000 in 2003, $11,789,000 in 2002 and $10,369,000 in 2001).

Shipping and Handling Costs

        All shipping and handling amounts billed to a customer in a sale transaction are classified as revenue. In addition to shipping and handling costs included in cost of products sold, the Company also has shipping and handling costs included in selling, general and administrative expenses totaling $4,765,000, $1,736,000 and $1,303,000 for 2003, 2002 and 2001, respectively.

Product Warranty Costs

        The Company generally offers warranties for most of its products for periods from one to five years. The specific terms and conditions of these warranties vary depending on the product sold and country in which the Company does business. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company's warranty liability include the number of units sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary.

        Changes in the Company's warranty liability for December 31 are as follows (in thousands):

	2003	2002
Balance at beginning of year	$2,674	$1,018
Warranties issued during the year	4,045	2,138
Settlements made during the year	(2,856)	(2,239)
Warranty liability assumed in acquisition of business	956	1,665
Foreign currency translation adjustment	563	92

Balance at end of year	$5,382	$2,674

Advertising Costs

        Advertising costs consist of expenses related to promoting the Company's products, including trade shows, web development costs, advertising and collateral material and are charged to expense when incurred. Advertising expense was $3,306,000, $2,142,000 and $1,389,000 in 2003, 2002 and 2001, respectively.

Stock Based Compensation

        Stock options are granted under various stock compensation programs to employees and independent directors (see Note 8, "Shareholders' Equity"). In December 2003, the Company adopted the fair value recognition provisions of accounting for stock-based compensation under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) which requires the Company to expense the fair value of employee stock options prospectively for all employee awards granted, modified, or settled after January 1, 2003. Awards under the Company's plan vest over a period of five years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of Statement 123. For employee stock options granted prior to 2003, the Company continues to use the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). For purposes of pro forma disclosures, the estimated fair value of the options granted prior to 2003 is amortized to expense over the options' vesting period.

        Included in stock option activity, but accounted for in accordance with SFAS No. 123, are options granted to GTG employees, for which the Company has recorded compensation expense. This compensation expense, shown net of tax, is also included in the pro forma information below.

        The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	2003	2002	2001
	(In thousands, except share data)
Net income (as reported)	$37,314	$32,692	$28,170
Add: Stock-based compensation expense for GTG employees included in reported net income, net of related tax effects.	249	190	155
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	101	—	—
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects.	(931)	(966)	(952)

Net income (pro forma)	$36,733	$31,916	$27,373

Net income per share (Basic)—As reported	$2.17	$2.06	$1.86
Pro forma	2.14	2.01	1.80
Net income per share (Diluted)—As reported	2.12	2.00	1.80
Pro forma	2.09	1.95	1.75

New Accounting Pronouncements

        In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 141 also specifies criteria for the recognition of identifiable intangible assets separately from goodwill (see Note 3, "Acquisitions").

        Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but will be reviewed at least annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives.

        The Company's goodwill amortization recorded prior to January 1, 2002, consisted of amortization from both operating segments. The Pump and Compressor Segment's goodwill amortization was recorded on a pre-tax basis in cost of sales. The Lighting Segment's (GTG's) goodwill amortization resulted from two separate components. The first component is related to Thomas' excess investment in GTG where Thomas' investment exceeded its underlying equity in net assets, which resulted in goodwill which was being amortized prior to January 1, 2002. This straight-line amortization of $2,116,000 on a pre-tax basis was netted in with our equity earnings from GTG. The second component relates to goodwill amortization which was previously recorded within GTG's operating results. The Company would receive its 32% share of this goodwill amortization through the recording of its 32% of GTG's net income. The goodwill amortization is separately identified in the table below.

        The following table provides earnings per share for 2001 had the non-amortization provisions of SFAS 142 been adopted for the period presented:

(In thousands, except share data)	2001
Reported net income	$28,170
Add back: Pump and Compressor (P&C) goodwill amortization, net of tax	378
Add back: Amortization of excess investment in GTG, net of tax	1,658
Add back: Amortization for GTG, net of tax	1,307

Adjusted net income	$31,513

Basic earnings per share:
Reported net income	$1.86
P&C goodwill amortization	0.02
Amortization of excess investment in GTG	0.11
GTG amortization	0.09

Adjusted net income	$2.08

Diluted earnings per share:
Reported net income	$1.80
P&C goodwill amortization	0.02
Amortization of excess investment in GTG	0.11
GTG amortization	0.08

Adjusted net income	$2.02

        The changes in net carrying amount of goodwill for the years ended December 31, 2003 and 2002 were as follows (in thousands):

	2003	2002
Balance at beginning of year	$55,669	$9,244
Adjustments to Rietschle acquisition	5,593	49,160
Minority interest acquisitions	1,778	—
Aldax acquisition	2,175	—
Translation adjustments and other (decrease)	4,949	(2,735)

Balance at end of year	$70,164	$55,669

        The goodwill included in the balance sheets is related to the Pump and Compressor Segment.

        Certain intangible assets have definite lives and are being amortized. Amortizable intangible assets at December 31 consist of the following (in thousands):

	2003			2002
	Life	Cost	Accumulated Amortization	Life	Cost	Accumulated Amortization
Licenses	18-19	$503	$207	18-19	$466	$65
Patents	5-20	5,917	771	5-20	5,137	230
Other	1-10	3,619	890	1-10	2,633	491

Total		$10,039	$1,868		$8,236	$786

        The total intangible amortization expense for the years ended December 31, 2003, 2002 and 2001 was $846,000, $696,000 and $32,000, respectively.

        The estimated amortization expense for the next five years consists of the following (in thousands):

2004	$869
2005	869
2006	869
2007	861
2008	811

        The Company has various trademarks totaling $12,831,000 at December 31, 2003 that are not amortized. Also included in other intangible assets is an intangible asset associated with the minimum pension liability of $786,000 and $691,000 as of December 31, 2003 and 2002, respectively.

        The FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144) in August 2001. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions for Accounting Principles Board (APB) Opinion No. 30, "Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The Company adopted the provisions of SFAS No. 144 as of January 1, 2002 and recorded a $594,000 charge during the fourth quarter of 2002 to write-down certain assets to market value. This was included in the Pump and Compressor Segment's cost of sales in the 2002 income statement.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also establishes that fair value is the objective for initial measurement of the liability. The Company has adopted the provisions of SFAS No. 146 for exit or disposal activities initiated after December 31, 2002, which did not have a significant impact on the Company's financial statements or disclosures.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 requires a company to consolidate a variable interest entity if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns, or both. The Company has adopted the provisions of FIN 46, which did not have a significant impact on the Company's financial statements or disclosures.

Currency Risk Management

        All derivative instruments are recorded at fair value on the balance sheet and all changes in fair value are recorded to earnings or to shareholders' equity through other comprehensive income in accordance with SFAS No. 133, as amended, "Accounting for Derivatives and Hedging Activity" (SFAS 133).

        The Company uses forward currency exchange contracts to manage its exposures to the variability of cash flows primarily related to the purchase of inventory manufactured in Europe but inventoried and sold in non Euro-denominated countries. These contracts are designated as cash flow hedges.

        The Company does not use derivative instruments for trading or speculative purposes.

        All of the Company's derivative contracts are adjusted to current market values each period and qualify for hedge accounting under SFAS 133. The periodic gains and losses of the contracts designated as cash flow hedges are deferred in other comprehensive income until the underlying transactions are recognized. Upon recognition, such gains and losses are recorded in operations as an adjustment to the carrying amounts of the underlying transactions in the period in which these transactions are recognized. The carrying values of derivative contracts are included in other current assets.

        The Company's policy requires that contracts used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. Hedging effectiveness is assessed periodically. Any contract that is either not designated as a hedge, or is so designated but is ineffective, is marked to market and recognized in earnings immediately. If a cash flow hedge ceases to qualify for hedge accounting or is terminated, the contract would continue to be carried on the balance sheet at fair value until settled and future adjustments to the contract's fair value would be recognized in earnings immediately. If a forecasted transaction were no longer probable to occur, amounts previously deferred in other comprehensive income would be recognized immediately in earnings. Additional disclosure related to the Company's hedging contracts is provided in Note 13.

Other

        Accounts receivable at December 31, 2003 and 2002 was net of an allowance for doubtful accounts of $2,270,000.

        Certain prior year amounts have been reclassified to conform to the current year presentation.

3. Acquisitions

        On November 20, 2003, the Company purchased the remaining 25% minority interests in the Company's New Zealand subsidiary for $244,000. All of the purchase price was allocated to goodwill. The Company now owns 100% of the New Zealand subsidiary.

        On July 31, 2003, the Company purchased all of the outstanding equity interests of Aldax AB, of Stockholm, Sweden for $2.6 million, of which $1.7 million was paid in cash at the acquisition date, while $900,000 was recorded as a long-term liability to be paid on July 31, 2005 in accordance with the purchase agreement. Approximately $2.0 million of the purchase price was allocated to goodwill.

        On April 11, 2003, the Company purchased the remaining 20% minority interests in the Company's Italian subsidiary for $1.5 million. All of the purchase price was allocated to goodwill. The Company now owns 100% of the Italian subsidiary.

        On August 29, 2002, the Company purchased substantially all the assets and liabilities of Werner Rietschle Holding GmbH ("Rietschle"), a privately held company based in Schopfheim, Germany. Rietschle is a world leader in vacuum and pressure technology, which includes dry-running and oil-lubricated pumps, blowers, compressors, and pressure/vacuum pumps utilizing rotary vane, screw, roots and claw technologies. With the strong Rietschle product line, the Company wants to pursue further opportunities through growth in markets such as printing, packaging, woodworking and many other applications that fit Rietschle technologies. The purchase price consisted of $83.3 million in cash and 1.8 million treasury shares of the Company's common stock, for which fair value was calculated by using a six-day average stock price, determined three days before and after the acquisition date. The Company negotiated a $120.0 million revolving credit facility with a group of banks to finance the cash portion of the purchase price. Rietschle's operating results are included in the Company's results since the date of acquisition.

        Supplemental pro forma information below is presented as though the business combination had been completed as of the beginning of the period being reported on. The pro forma financial information does not necessarily reflect the results of operations that would have occurred if the Company and Rietschle constituted a single entity during such periods.

	Years Ended December 31
	2002	2001
	(In thousands, unaudited)
Net sales	$333,371	$325,158
Net income	35,581	34,320
Earnings per share-diluted	2.03	1.97

        The aggregate purchase price consists of (in thousands):

Cash	$83,288
Fair value of Thomas common stock	44,754
Transaction costs	5,931

Total aggregate purchase price	$133,973

        The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash	$3,487
Accounts receivable	24,913
Inventories	30,477
Other current assets	7,105
Property, plant and equipment	44,404
Other intangibles	16,849
Other assets	2,999
Current liabilities	(29,221)
Long-term debt	(17,116)
Other long-term liabilities	(6,569)

77,328
Goodwill	56,645

Aggregate purchase price	$133,973

        The valuations of property, plant and equipment and other intangible assets are based on results of independent appraisals. The property, plant and equipment is being depreciated on a straight-line basis over an estimated useful life ranging from three to thirty years. The other intangible assets are being amortized on a straight-line basis over a useful life range of five to twelve years, except for $12,831,000 of trademarks, which are not being amortized.

        The goodwill associated with the Rietschle acquisition is all allocated to the Pump and Compressor Segment. Approximately $13,000,000 of the Rietschle goodwill is expected to be deductible for tax purposes.

4. Net Income Per Share

        The computation of the numerator and denominator in computing basic and diluted net income per share follows:

	2003	2002	2001
	(In thousands)
Numerator:
Net income	$37,314	$32,692	$28,170

Denominator:
Weighted average shares outstanding	17,200	15,879	15,168
Effect of dilutive securities:
Director and employee stock options	331	459	441
Employee performance shares	39	37	12

Dilutive potential common shares	370	496	453

Denominator for diluted earnings per share—adjusted weighted average shares and assumed conversions	17,570	16,375	15,621

        The deferred compensation obligation discussed in Note 8, "Shareholders' Equity," is funded with shares of the Company's common stock, which are included in the calculation of basic and diluted earnings per share.

5. Equity Investment

        Genlyte Thomas Group LLC (GTG) is an affiliated company accounted for on the equity method. As described in Notes 1 and 2, Thomas and Genlyte formed GTG in August 1998. Under the terms of the LLC Agreement, at any time on or after January 31, 2002, Thomas has the right (a "put right"), but not the obligation, to require GTG to purchase all, but not less than all, of Thomas' ownership interest in GTG at the applicable purchase price. The purchase price shall be equal to the "Fair Market Value" of GTG multiplied by Thomas' ownership percentage in GTG. The "Fair Market Value" means the value of the total interests in GTG computed as a going concern, including the control premium.

        After receipt of the "Put Notice," Genlyte has the right, in its sole discretion and without the need of approval from Thomas Industries, to cause GTG to be sold by giving notice to the GTG Management Board, and the Management Board must then proceed to sell GTG subject to a fairness opinion from a recognized investment banking firm.

        Also under the terms of the LLC Agreement, on or after the final settlement of Genlyte's case related to the Keene Creditors Trust lawsuit against Genlyte and others, either Thomas or Genlyte has the right, but not the obligation to buy the other parties' interest in GTG (the "Offer Right"). If Thomas and Genlyte cannot agree on the terms, then GTG or the business of GTG shall be sold to the highest bidder. Either party may participate in bidding for the purchase of GTG or the business of GTG. On March 17, 2003, the Southern District of New York Federal District Court dismissed the Genlyte case noted above. On April 14, 2003, the Creditors Trust filed a Notice of Appeal to the United States Court of Appeals for the Second Circuit from the final judgment entered on March 17, 2003. The Notice claims to bring up for review all orders, opinions, and decisions previously entered in the action; however, the trust has since indicated that it would pursue its appeal only as to certain issues including the dismissal of the fraudulent conveyance claims, but would not pursue its appeal as to certain other issues, including the dismissal of the RICO claims. Argument on appeal is scheduled for March 24, 2004. Therefore as of February 9, 2004, no final settlement or disposition has occurred and neither party has the ability to exercise the offer right.

        Summarized financial information reported by the affiliate and a summary of the amounts recorded in Thomas' consolidated financial statements follow. GTG is organized as a limited liability corporation (LLC) that has elected to be taxed as a partnership for U.S. income tax purposes. Therefore, Thomas and Genlyte are responsible for income taxes applicable to their share of GTG's taxable income. The net income reflected below for GTG does not include any provision for U.S. income taxes, which will be incurred by Thomas and Genlyte; however, amounts have been provided for foreign income taxes and certain U.S. franchise taxes. At December 31, 2003, Thomas' retained earnings include $56,298,000 of after-tax undistributed earnings from GTG accounted for on the equity method.

	December 31
	2003	2002
	(In thousands)
GTG Balance Sheets
Cash and short-term investments	$130,442	$111,539
Accounts receivable	160,111	148,279
Inventories	143,898	136,470
Other current assets	9,821	8,850

Total current assets	444,272	405,138
Property, plant and equipment	111,624	107,576
Goodwill	150,532	134,231
Other intangible assets	21,315	22,195
Other assets	5,028	3,841

Total assets	$732,771	$672,981

Current maturities of long-term debt	$284	$4,100
Accounts payable	98,035	87,201
Payable to Genlyte Inc.	16,534	30,483
Accrued expenses and other	70,956	65,427

Total current liabilities	185,809	187,211
Long-term debt, less current portion	11,190	33,028
Accrued pension	27,567	25,406
Other liabilities	12,246	11,361
Shareholders' equity	495,959	415,975

Total liabilities and shareholders' equity	$732,771	$672,981

	Years ended December 31
	2003		2002
	(In thousands)
GTG Income Statements
Net sales	$1,033,899		$970,304
Cost of products sold	671,322		630,433

Gross profit	362,577		339,871
SG&A expense	260,381		239,730
Gain on settlement of patent litigation	(8,000)		—
Amortization	1,079		851

Operating profit	109,117		99,290
Interest expense, net	238		606
Minority interest	185		240

Income before taxes	108,694		98,444
Income taxes(1)	7,416		7,804

Net income	$101,278		$90,640

Amounts recorded by Thomas:
Investment	$214,405		$188,810
Equity income	32,138	(2)	28,804	(3)
Distributions received	13,299		13,785

(1)
GTG is organized as a limited liability corporation (LLC) that has elected to be taxed as a partnership for U.S. income tax purposes. GTG is subject to foreign income taxes and certain U.S. franchise taxes.

(2)
Consists of $32,409 of equity income from GTG less $271 of expense for Thomas Industries stock options issued to GTG employees.

(3)
Consists of $29,005 of equity income from GTG less $201 of expense for Thomas Industries stock options issued to GTG employees.

        The Company in the normal course of business has transactions with GTG. These transactions consist primarily of interest received from GTG under a note receivable of $22,287,000 which was paid off in November 2001 and reimbursement for other shared corporate expenses.

        Payables due to GTG as of December 31, 2003 were $175,000. Receivables due from GTG as of December 31, 2002 were $139,000.

        For the year ended December 31, 2001, the Company recorded interest on the note receivable of $1,012,000.

        For the years ended December 31, 2003, 2002 and 2001, the Company recorded $4,000, $230,000 and $387,000, respectively, related to the reimbursement of shared corporate expenses.

6. Income Taxes

        A summary of the provision for income taxes follows:

	2003	2002	2001
	(In thousands)
Current:
Federal	$12,205	$10,988	$13,287
State	1,883	1,681	1,647
Foreign	2,926	5,162	2,981

	17,014	17,831	17,915
Deferred:
Federal and state (credit)	236	1,780	(1,158)
Foreign (credit)	1,090	(1,159)	113

	1,326	621	(1,045)

Total provision for income taxes	$18,340	$18,452	$16,870

        The U.S. and foreign components of income before income taxes follow:

	2003	2002	2001
	(In thousands)
United States	$42,160	$42,709	$38,090
Foreign	13,519	8,456	6,950

Income before income taxes	$55,679	$51,165	$45,040

        A reconciliation of the normal statutory federal income tax rate to the Company's effective income tax rate follows:

	2003	2002	2001
U.S. statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefits	2.2	2.4	2.4
Nondeductible amortization of intangible assets	—	—	1.2
Effect of foreign tax rates	(1.3)	.5	.5
GTG foreign equity earnings recorded net of tax	(2.9)	(2.9)	(2.4)
Change in valuation allowance	—	1.6	(.5)
Other	(.1)	(.5)	1.3

Effective income tax rate	32.9%	36.1%	37.5%

        Deferred income taxes are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences which gave rise to significant deferred tax assets and liabilities follow:

	2003	2002
	(In thousands)
Deferred tax assets:
Employee benefit obligations	$4,885	$4,450
Net operating loss carryforwards	819	1,029
Allowance for doubtful accounts receivable	269	291
Inventory reserves	617	597
Compensation accruals	1,367	1,020
Accrued liabilities and other	3,078	3,360

	11,035	10,747
Less valuation allowance	(819)	(1,029)

Net deferred tax asset	10,216	9,718
Deferred tax liabilities:
Accelerated depreciation	4,689	5,127
Investment in GTG	2,530	1,699
Other	2,486	3,648

	9,705	10,474

Net deferred tax asset/(liability)	$511	$(756)

	2003	2002
	(In thousands)
Classification:
Net current assets	$6,688	$4,407
Net long-term liabilities	6,177	5,163

Net deferred tax asset/(liability)	$511	$(756)

        Deferred tax assets and liabilities are classified according to the related asset and liability classification on the consolidated balance sheets.

        Management believes it is more likely than not the Company will realize the benefits of its deferred tax assets, net of the valuation allowance of $819,000. The valuation allowance is provided for income tax loss carryforward benefits for certain foreign jurisdictions (NOLs). The foreign tax NOLs can be carried forward from five to seven years and some portion indefinitely. Management believes that, based on a number of factors, the available evidence creates sufficient uncertainty regarding the realizability of these NOLs.

        Deferred income taxes have not been provided on $54,000,000 of foreign undistributed earnings as of December 31, 2003. It is management's intent that such undistributed earnings be permanently reinvested in the foreign countries.

        The Company made federal, state and foreign income tax payments of $17,084,000 in 2003, $21,035,000 in 2002 and $18,828,000 in 2001.

7. Long-Term Debt and Capital Leases

        Long-term debt at December 31 consisted of the following:

	2003	2002
	(In thousands)
Revolving credit notes	$85,000	$78,000
Senior notes	15,430	23,160
Capital leases	10,878	10,550
Industrial revenue bonds	1,250	1,250
Other	—	449

	112,558	113,409
Less: current maturities	9,885	9,362

Total long-term debt	$102,673	$104,047

        The revolving credit notes of $85,000,000 at December 31, 2003 is the outstanding balance related to the Company's $120,000,000 revolving line of credit agreement. One note is for $75,000,000 bearing interest at a 2.2% variable rate at December 31, 2003 based on the LIBOR rate plus a spread. The other credit note is for $10,000,000 bearing interest at a 2.14% variable rate at December 31, 2003, also based on the LIBOR rate plus a spread. The revolving line of credit agreement expires in August 2005. The revolving line of credit agreement has a variable commitment fee, which was 0.25% as of December 31, 2003.

        The senior notes bear interest at a 9.36% fixed rate and have annual maturities through January 2005.

        The capital leases have terms ranging from 2.5 to 18.5 years, and are payable primarily in monthly installments with interest at rates ranging from 4.8% to 10.5%.

        The Industrial Revenue Bonds bear interest at a 1.33% variable rate at December 31, 2003 and require no principal payments until maturity in July 2018.

        The fair value of the Company's long-term debt, including the current portion, at December 31, 2003 and 2002 was $113,790,000 and $115,950,000, respectively.

        Maturities of long-term debt, which include all debt and capital leases are as follows (in thousands):

2004	$9,885
2005	94,319
2006	219
2007	233
2008	249
Thereafter	7,653

$112,558

        Certain loan agreements of the Company include restrictions on working capital, operating leases, tangible net worth and the payment of cash dividends and stock distributions. Under the most restrictive of these arrangements, retained earnings of $123,863,000 were not restricted at December 31, 2003.

        Cash paid for interest was $4,739,000 in 2003, $3,447,000 in 2002 and $3,916,000 in 2001.

8. Shareholders' Equity

Stock Repurchase Program

        Thomas' Board of Directors in 1999 authorized the purchase of up to 2,373,000 shares of Thomas common stock in the open market. Through December 31, 2003, Thomas had repurchased 879,189 shares at a cost of $17,334,000. No purchases were made during 2003 and 2002.

Stock Incentive Plans

        At the April 20, 1995 Annual Meeting, the Company's shareholders approved the Company's 1995 Incentive Stock Plan. An aggregate of 900,000 shares of common stock, plus all shares remaining under the Company's 1987 Incentive Stock Plan, were reserved for issuance under this Plan. At the April 15, 1999 Annual Meeting, the Company's shareholders approved a 750,000 share increase in the number of shares reserved for issuance under the 1995 Incentive Stock Plan. Under this Plan, options may be granted to employees at not less than market value at date of grant. All options granted have ten-year terms, and vest and become fully exercisable at the end of five years of continued employment. The Company's 1987 Incentive Stock Plan has been terminated, except with respect to outstanding options which may be exercised through 2005.

        At the April 21, 1994 Annual Meeting, the Company's shareholders approved the Non-Employee Director Stock Option Plan. Under this Plan, each continuing non-employee director in office on the date of each annual meeting is awarded options to purchase 3,000 shares of common stock at not less than market value at date of grant. All options granted have 10-year terms, and vest and become fully exercisable as of the date granted. This Plan expires on April 21, 2004. At December 31, 2003, there were seven non-employee directors in office, and 225,000 options had been awarded under this Plan.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" (SFAS 148), as an amendment to SFAS 123, "Accounting for Stock-Based Compensation." Prior to the year ended December 31, 2003, the Company followed SFAS 123 but elected to continue to measure compensation cost using the intrinsic value based method of accounting prescribed by APB 25, "Accounting for Stock Issued to Employees" and related interpretations.

        Effective December 2003, the Company elected to adopt the fair value method of accounting for stock-based compensation under SFAS 123 which will require the Company to expense the fair value of employee stock options granted, modified or settled after January 1, 2003. The three transition methods provided by SFAS 148 are the prospective method, the modified prospective method and the retroactive restatement method. The Company has elected to apply the prospective method whereby recognition provisions of SFAS 123 will apply to all employee awards granted, modified or settled after January 1, 2003.

        For awards granted prior to 2003, the Company continues to follow SFAS No. 123 and uses the intrinsic value based method of accounting prescribed by APB 25. Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized for options granted to employees and non-employee directors.

        Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its stock options granted subsequent to December 31, 1994 under the fair value method of SFAS 123 (see Note 2, "Accounting Policies—Stock Based Compensation"). The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2003	2002	2001
Risk-free interest rate	3.14%	3.0%	4.7%
Expected life, in years	6.5	6.5	6.5
Expected volatility	0.340	0.321	0.313
Expected dividend yield	1.4%	1.4%	1.5%

        A summary of stock option activity for all plans follows:

	2003		2002		2001
	Options	Weighted Average Price	Options	Weighted Average Price	Options	Weighted Price Average
Beginning of year	1,616,359	$19.34	1,527,414	$17.86	1,580,670	$16.07
Granted	88,000	24.91	212,800	26.31	225,350	25.40
Exercised	(166,438)	14.60	(105,957)	11.71	(212,246)	12.03
Forfeited or expired	(11,650)	21.59	(17,898)	21.16	(66,360)	19.53

End of year	1,526,271	$20.16	1,616,359	$19.34	1,527,414	$17.86

Exercisable at end of year	1,024,882	$18.08	985,028	$16.22	903,663	$15.34

        The weighted average fair value of options granted was $6.61 in 2003, $6.67 in 2002 and $6.42 in 2001. Options outstanding at December 31, 2003 had option prices ranging from $8.92 to $28.90 and expire at various dates between April 21, 2004 and February 11, 2013 (with a weighted-average remaining contractual life of 5.6 years). There are 275,565 shares reserved for future grant, of which 131,377 shares are reserved for the Non-Employee Director Stock Option Plan.

        Included in the summary of stock option activity above, are options granted to GTG employees, which in accordance with SFAS 123, the Company has recorded compensation expense based on using a Black-Scholes option pricing model. This expense was $271,000 and $201,000 for 2003 and 2002, respectively, and is netted with the Company's equity income from GTG (see Note 5, "Equity Investments").

        In addition to the options listed above, 99,230 cash only stock appreciation rights (SAR's) and 20,000 performance share awards were granted in December 2003, 14,000 performance share awards were granted in December 2002 and 11,000 performance share awards were granted in December 2001. The SAR's were granted at a price of $34.35 per share with a ten year term, and vest and become fully exercisable at the end of four years of continued employment. Performance share awards may be earned based on the total shareholder return of the Company during the three-year periods commencing January 1 following the grant date. A total of 10,550 shares were earned in 2003 from performance share awards granted in December 2000, 11,639 shares were earned in 2002 from awards granted in December 1999, and 1,000 shares were issued for 2001 from awards granted in December 1998.

Deferred Share Trust

        Employees who earn performance share awards as discussed above may elect to defer receipt of such shares until termination of employment. Non-Employee Directors are permitted to receive part or all of their director fees in the form of common stock of the Company and to defer receipt of such shares until retirement or other termination of service. In April 2000, the Company established a deferred share trust (the "Trust") to maintain the shares deferred for these obligations. The Trust qualifies as a rabbi trust for income tax purposes as the assets of the Trust are subject to the claims of general creditors of the Company. Dividends payable on the shares held by the Trust are reinvested in additional shares of common stock of the Company on behalf of the participants. Since there is no provision for diversification of the Trust's assets and settlement can only be made with a fixed number of shares of the Company's common stock, the deferred compensation obligation is classified as a component of shareholders' equity and the common stock held by the Trust is classified as treasury stock. Subsequent changes in the fair value of the common stock are not reflected in earnings or shareholders' equity of the Company.

Shareholder Rights Plan

        On December 10, 1997, the Board of Directors of the Company adopted a shareholder rights plan (the Rights Plan) pursuant to which preferred stock purchase rights (the Rights) were declared and distributed to the holders of the Company's common stock. These Rights are due to expire on January 5, 2008. The Rights Plan generally provides that the Rights separate from the common stock and become exercisable if a person or group of persons working together acquires at least 20% of the common stock (a 20% Acquisition) or announces a tender offer which would result in ownership by that person or group of at least 20% of the common stock (a 20% Tender Offer). Upon a 20% acquisition, the holders of Rights may purchase the common stock at half-price. If, following the separation of the Rights from the common stock, the Company is acquired in a merger or sale of assets, holders of Rights may purchase the acquiring company's stock at half-price.

        Notwithstanding the foregoing discussion, under the Rights Plan, the Board of Directors has flexibility in certain events. In order to provide maximum flexibility, the Board of Directors may delay the date upon which the Rights become exercisable in the event of a 20% Tender Offer. In addition, the Board of Directors has the option to exchange one share of common stock for each outstanding Right at any time after a 20% Acquisition, but before the acquirer has purchased 50% of the outstanding common stock. The Rights may also be redeemed at two cents per Right at any time prior to a 20% Acquisition or a 20% Tender Offer.

9. Employee Benefit Plans

        The Company has noncontributory defined benefit pension plans and contributory defined contribution plans covering its hourly union employees in the U.S. The defined benefit plans in the U.S. primarily provide flat benefits of stated amounts for each year of service. The Company's policy is to fund pension costs deductible for income tax purposes for these plans.

        The Company also has noncontributory defined benefit pension plans covering certain employees of its foreign locations. These plans provide benefits to employees based on rate of pay and years of service. The foreign defined benefit plans are not funded.

        The Company also sponsors defined contribution pension plans covering substantially all U.S. employees whose compensation is not determined by collective bargaining. Annual contributions are determined by the Board of Directors.

	Pension Benefits
					Other Postretirement Benefits (U.S. Plans)
	Foreign Plans		U.S. Plans
	2003	2002	2003	2002	2003	2002
	(In thousands)				(In thousands)
Change in benefit obligations
Benefit obligations at beginning of year	$8,056	$1,449	$7,967	$6,961	$1,307	$1,061
Foreign exchange impact	1,667	263	—	—	—	—
Benefit obligations assumed in the Rietschle acquisition	—	6,084	—	—	—	—
Service cost	288	137	285	289	67	52
Interest cost	592	243	513	490	85	75
Plan amendments	355	—	163	215	—	—
Benefits paid	(314)	(88)	(764)	(391)	(39)	(48)
Additional minimum liability	562	—	—	—	—	—
Actuarial (gain) loss	(918)	(32)	585	403	103	166

Benefit obligations at end of year	$10,288	$8,056	$8,749	$7,967	$1,523	$1,306

Change in plan assets
Value of plan assets at beginning of year	$—	$—	$7,226	$6,334	$—	$—
Actual return on plan assets	—	—	1,157	(47)	—	—
Employer contributions	314	88	570	1,330	39	48
Benefits paid	(314)	(88)	(764)	(391)	(39)	(48)

Value of plan assets at end of year	$—	$—	$8,189	$7,226	$—	$—

	Pension Benefits
					Other Postretirement Benefits (U.S. Plans)
	Foreign Plans		U.S. Plans
	2003	2002	2003	2002	2003	2002
	(In thousands)				(In thousands)
Funded status of the plans
Assets less projected obligations	$(11,022)	$(8,056)	$(560)	$(741)	$(1,523)	$(1,306)
Unrecognized actuarial loss	918	152	1,861	2,028	560	396
Unrecognized transition obligations	—	—	4	6	168	187
Unrecognized prior service cost	—	—	782	684	—	—
Additional minimum liability	(562)	—	—	—	—	—

Net asset (liability) recognized at end of year	$(10,666)	$(7,904)	$2,087	$1,977	$(795)	$(723)

	Pension Benefits
					Other Postretirement Benefits (U.S. Plans)
	Foreign Plans		U.S. Plans
	2003	2002	2003	2002	2003	2002
	(In thousands)				(In thousands)
Balance sheet assets (liabilities)
Prepaid benefit costs	$—	$—	$107	$—	$—	$—
Accrued benefit liabilities	(10,279)	(7,904)	(572)	(741)	(795)	(723)
Intangible assets	—	—	786	690	—	—
Accumulated other comprehensive income	(387)	—	1,766	2,028	—	—

Net asset (liability) recognized at end of year	$(10,666)	$(7,904)	$2,087	$1,977	$(795)	$(723)

Increase in minimum liability included in other comprehensive income	$387	$—	$(262)	$1,054	$—	$—

        The Company uses a December 31 measurement date for all U.S. and foreign plans.

        The accumulated benefit obligation for all defined benefit pension plans was $19,415,000 and $16,023,000 at December 31, 2003 and 2002, respectively.

	Pension Benefits
	Foreign Plans		U.S. Plans
	2003	2002	2003	2002
	(In thousands)
Information for pension plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$11,022	$8,056	$8,315	$7,967
Accumulated benefit obligation	10,666	8,056	8,315	7,967
Fair value of plan assets	—	—	7,743	7,226
	Pension Benefits
					Other Postretirement Benefits (U.S. Plans)
	Foreign Plans		U.S. Plans
	2003	2002	2003	2002	2003	2002
	(In thousands)				(In thousands)
Discount rate used to determine benefit obligations at December 31	6.00%	6.00%-7.00%	6.25%	6.75%	6.25%	6.75%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	6.00%-7.00%	6.00%-7.00%	6.75%	7.25%	6.75%	7.25%
Expected return on plan assets	—	—	8.00%	8.00%	—	—
Initial health care cost trend rate	—	—	—	—	12.00%	12.00%
Ultimate health care cost trend rate	—	—	—	—	5.50%	5.50%
Year ultimate rate is achieved					2012	2011

        To develop the expected long-term rate of return on assets assumption, the Company considered historical returns and future expectations. Over the 10-year period ending December 31, 2002, the compound annual returns on the portfolio have averaged 9.58%. Considering this information and the potential for lower future returns due to a generally lower interest rate environment, the Company selected an 8.00% long-term rate of return on asset assumptions.

        A one-percentage-point change in the assumed health care cost trend rate would not have a significant effect on the other postretirement benefits amounts reported above.

        The following table details the components of pension and other postretirement benefit costs.

	Pension Benefits
							Other Postretirement Benefits (U.S. Plans)
	Foreign Plans			U.S. Plans
	2003	2002	2001	2003	2002	2001	2003	2002	2001
	(In thousands)						(In thousands)
Service cost	$288	$137	$65	$285	$289	$273	$67	$52	$46
Interest cost	593	243	94	513	490	486	86	75	71
Expected return on plan assets	—	—	—	(542)	(610)	(611)	—	—	—
Other amortization and deferral	—	—	—	204	91	66	31	24	21

	$881	$380	$159	$460	$260	$214	$184	$151	$138

        The Company's pension plan weighted-averge asset allocations at December 31, 2003, and 2002, by asset category are as follows:

	% of Plan Assets at December 31
Asset Category
	2003	2002
Equity securities	57%	45%
Debt securities	34%	34%
Short-term investments	9%	21%

	100%	100%

        Equity securities include 14,430 shares of Company common stock with a market value of $500,000 (6 percent of total plan assets) at December 31, 2003 and $376,000 (5 percent of total plan assets) at December 31, 2002.

        Short-term investments include contributions to plans of $570,000 in December 2003 and $1,070,000 in December 2002 that had not yet been invested by the investment manager.

        The Company's investment objective for plan assets includes exceeding the return generated by an unmanaged index composed of the S&P 500 Stock Index and the Lehman Brothers Government/Corporate Bond Index in proportion to the target portfolio, while achieving a rate of return greater than the actuarially assumed interest rate. The targeted asset mix was 55 percent equities and 45 percent fixed income for 2003. The targeted allocation provides reasonable assurance that the investment objectives can be achieved based on historical performance.

        The Company expects to contribute $570,000 to its pension plans in 2004.

        Thomas sponsors various defined contribution plans to assist eligible employees in providing for retirement or other future needs. Company contributions to these plans amounted to $2,591,000 in 2003, $1,364,000 in 2002 and $1,106,000 in 2001.

        In January 2004, the FASB issued FASB Staff Position No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP FAS 106-1"). FSP FAS 106-1 allows companies to assess the effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("MMA") on their postretirement benefit obligations and costs and reflect the effects in the 2003 financial statements, pursuant to SFAS No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions." Companies are also allowed to make a one-time election to defer accounting for the effects of MMA until authoritative guidance is issued. The guidance in FSP FAS 106-1 is effective for years ending after December 7, 2003. In accordance with FSP FAS 106-1, the Company has made the one-time election to defer accounting for the effects of MMA and, therefore, the accumulated postretirement benefit obligation and postretirement net periodic benefit costs in the Company's consolidated financial statements and disclosed in this note do not reflect the effects of MMA on the Company's plans. In addition, specific authoritative guidance on the accounting for the federal subsidy, one of the provisions of MMA, is pending, and that guidance, when issued, could require the Company to change previously reported information. However, in the Company's opinion, any change due to the accounting for the federal subsidy would be immaterial.

10.    Leases, Commitments and Contingencies

        Rental expense for building, machinery and equipment was $6,810,000 in 2003, $3,875,000 in 2002 and $2,702,000 in 2001. Future minimum rentals under non-cancelable operating leases are as follows: 2004—$5,630,000; 2005—$4,617,000; 2006—$3,631,000; 2007—$2,874,000; 2008—$2,566,000; and thereafter—$2,899,000.

        The Company had letters of credit outstanding in the amount of $4,410,000 at December 31, 2003.

        On August 13, 2002, a petition was filed in the District Court of Jefferson County, Texas, adding Thomas Industries Inc. as a third party defendant in a lawsuit captioned Hydro Action, Inc. v. Jesse James, individually and d/b/a James Backhoe Service of Dietrich, Illinois, Inc. and Original Septic Solutions, Inc. (the "Third Party Plaintiffs") (the "Original Lawsuit"). The Original Lawsuit alleged that the Company violated the Texas Deceptive Trade Practices Act and breached warranties of merchantability and fitness for a particular purpose with respect to pumps sold by the Company and used in septic tanks manufactured or sold by the plaintiffs. The Original Lawsuit has been stayed as a result of the bankruptcy filing by Hydro Action, Inc. On October 8, 2003, a lawsuit was filed against the Company, Gig Drewery, Yasunaga Corporation and Aqua-Partners, Ltd. in the District Court of Jefferson County, Texas, making the same allegations set forth in the Original Lawsuit and requesting class-action certification. No class has been certified. The Third Party Plaintiffs are plaintiffs in this action. This complaint has been amended to include approximately 28 plaintiffs. The complaint currently seeks $3 million per plaintiff and punitive and exemplary damages. The total sales related to these products were approximately $900,000. Although this litigation is in the preliminary stages, the Company believes it has meritorious defenses to the claims and intends to vigorously defend this matter. Litigation is subject to many uncertainties and the Company cannot guarantee the outcome of these proceedings. However, based upon information currently available, the Company does not believe that the outcome of these proceedings will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

        The Company, like other similar manufacturers, is subject to environmental rules and regulations regarding the use, disposal and cleanup of substances regulated under environmental protection laws. It is the Company's policy to comply with these rules and regulations, and the Company believes that its practices and procedures are designed to meet this compliance. The Company is involved in remedial efforts at certain of its present and former locations; and when costs can be reasonably estimated, the Company records appropriate liabilities for such matters. The Management does not believe that the ultimate resolution of environmental matters will have a material adverse effect on its financial position, results of operations or liquidity.

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

11.    Accrued Expenses and Other Current Liabilities

        A summary of accrued expenses and other current liabilities follows:

	2003	2002
	(In thousands)
Accrued wages, taxes and withholdings	$10,875	$7,866
Accrued insurance	1,878	1,657
Accrued interest	769	1,270
Accrued warranty expense	5,382	2,674
Other current liabilities	11,615	7,975

Total accrued expenses and other current liabilities	$30,519	$21,442

12.    Industry Segment Information

        Industry segment information follows:

	2003	2002	2001
	(In thousands)
Sales and operating revenues
Pump and Compressor
Total net sales including intersegment sales	$420,473	$266,285	$200,097
Intersegment sales	(43,699)	(25,683)	(15,715)

Net sales to unaffiliated customers	$376,774	$240,602	$184,382

Operating income (loss)
Pump and Compressor(1)	$36,742	$31,675	$28,488
Lighting (GTG)	32,138	28,804	24,835
Corporate	(8,743)	(5,966)	(6,142)

	$60,137	$54,513	$47,181

Assets
Pump and Compressor(1)	$346,294	$287,167	$107,386
Lighting (GTG)	214,405	188,810	179,219
Corporate	14,345	15,039	20,109

	$575,044	$491,016	$306,714

Investment in equity affiliates
Lighting (GTG)	$214,405	$188,810	$179,219

Expenses not affecting cash
Depreciation and amortization
Pump and Compressor(1)	$15,072	$10,312	$8,188
Corporate	135	156	208

	$15,207	$10,468	$8,396

Additions to property, plant and equipment
Pump and Compressor(1)	$19,805	$8,208	$8,514
Corporate	303	150	34

	$20,108	$8,358	$8,548

(1)
Includes Rietschle after the August 29, 2002 acquisition date.

        Intrasegment sales have been eliminated from the above tabulation. Operating income by segment is gross profit less operating expenses, excluding interest, general corporate expenses, other income and income taxes.

        Information by geographic area follows:

	2003	2002	2001
	(in thousands)
Revenues(1)(2)
Total net sales including intersegment sales
North America	$165,897	$144,481	$133,997
Europe	220,088	103,242	55,715
Asia Pacific	34,488	18,562	10,385

	$420,473	$266,285	$200,097

Intersegment sales
North America	$(12,710)	$(13,139)	$(8,748)
Europe	(30,831)	(12,530)	(6,967)
Asia Pacific	(158)	(14)	—

	$(43,699)	$(25,683)	$(15,715)

Net sales to unaffiliated customers
North America	$153,187	$131,342	$125,249
Europe	189,257	90,712	48,748
Asia Pacific	34,330	18,548	10,385

	$376,774	$240,602	$184,382

Property, plant and equipment(2)
North America	$31,673	$32,069	$32,914
Europe	75,723	58,901	6,601
Asia Pacific	954	621	255

	$108,350	$91,591	$39,770

(1)
Revenues are attributed to geographic areas based on the location of the selling entity.

(2)
Includes Rietschle after the August 29, 2002 acquisition date.

        Net exposed assets at December 31, 2003 are $203,742,000 and $27,529,000 for Europe and Asia Pacific, respectively.

13.    Currency Risk Management

        The Company conducts business in several major international currencies (primarily the European Euro, British Pound, Japanese Yen, Swiss Franc, and Australian Dollar) and is subject to risks associated with changing foreign exchange rates. The Company's objective is to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow management to focus its attention on its core business issues and challenges. Accordingly, the Company enters into contracts that change in value as foreign exchange rates change to protect the value of anticipated foreign currency revenues and expenses. The gains and losses on these contracts offset changes in the value of the underlying transactions as they occur. The Euro is the only currency hedged.

        At December 31, 2003, the Company held forward contracts expiring through December 2004 to hedge probable, but not firmly committed, intercompany inventory purchases. These hedging contracts are classified as cash flow hedges and accordingly, are adjusted to current market values through other comprehensive income until the underlying transactions are recognized. Upon recognition, such gains and losses are recorded in operations as an adjustment to the carrying amounts of the underlying transactions in the period in which these transactions are recognized.

        At December 31, 2003, the foreign currency forward contracts had a notional amount of Euro 6,000,000 and a fair value of approximately $178,000. The fair value of the foreign currency forward contracts, which represents an asset, is included in other current assets. The amount of net gain deferred through other comprehensive income as of December 31, 2003 was approximately $178,000. There was no gain or loss recognized through other income/expense during fiscal 2003.

14.    Related Party Transactions

        The Company had an accounts receivable of approximately $900,000 as of December 31, 2003, from Werner Rietschle Holding GmbH, a shareholder and the entity which sold the Company assets in the Rietschle transaction. This amount primarily related to taxes paid by the Company on behalf of Werner Rietschle Holding GmbH in the fourth quarter of 2003. Dieter Rietschle, who is the Company's general manager of its TIWR Holding GmbH & Co. KG subsidiary and a former director, has a 49% ownership and 51% voting control of Werner Rietschle Holding GmbH.

15.    Summary of Quarterly Results of Operations (Unaudited)

        Unaudited quarterly results of operations follow:

	Net Sales		Gross Profit		Net Income
	2003	2002	2003	2002	2003	2002
	(in thousands, except share data)
1st Qtr.	$92,346	$46,057	$33,115	$16,895	$8,806	$7,421
2nd Qtr.	95,810	49,928	33,760	18,009	9,432	8,636
3rd Qtr.	88,985	59,241	29,513	21,176	10,583	7,985
4th Qtr.	99,633	85,376	33,554	29,618	8,493	8,650

	$376,774	$240,602	$129,942	$85,698	$37,314	$32,692

	Basic Net Income Per Share		Diluted Net Income Per Share
	2003	2002	2003	2002
1st Qtr.	$0.51	$0.49	$0.50	$0.47
2nd Qtr.	0.55	0.57	0.54	0.54
3rd Qtr.	0.61	0.50	0.60	0.49
4th Qtr.	0.49	0.51	0.48	0.49

	$2.17	$2.06	$2.12	$2.00

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On May 21, 2002, on the recommendation of the Audit Committee, the Board of Directors appointed Ernst & Young LLP ("Ernst & Young") as the Corporation's independent auditors for the 2002 fiscal year, replacing Arthur Andersen LLP ("Arthur Andersen").

        Arthur Andersen's report on the financial statements for the fiscal year preceding dismissal contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal year and interim period preceding the dismissal, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or audit scope or procedure.

ITEM 9A.    CONTROLS AND PROCEDURES

        Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures are effective in all material respects in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of the previous mentioned evaluation.

PART III.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        a.    Directors of the Company

    The information required by this item is set forth in registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2004, under the headings "Election of Directors" and "Section 16(a), Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference.

        b.    Executive Officers of the Registrant

    Reference is made to "Executive Officers of the Registrant" in Part 1, ITEM 1.f.

        c.    Audit Committee Financial Expert

    The Company had determined that Wallace H. Dunbar, Chairman of the Audit Committee of the Board of Directors, qualifies as an "audit committee financial expert" as defined in Item 401 (h) of Regulation S-K, and that Mr. Dunbar is "independent" as the term is used in Item 7 (d) (3) (iv) of Schedule 14A under the Securities Exchange Act.

        d.    Code of Business Conduct

    The Company has adopted a Corporate Compliance and Code of Ethics Policy applicable to all employees. This code is applicable to Senior Financial Executives including the principal executive officer, principal financial officer and principal accounting officer of the Company. The Company's Corporate Compliance and Code of Ethics Policy is available on the Company's web site at www.thomasind.com under "Corporate Governance." The Company intends to post on its web site any amendments to, or waivers from its Corporate Governance Guidelines and its Corporate Compliance and Code of Ethics Policy applicable to Senior

    Financial Executives. The Company will provide shareholders with a copy of its Corporate Compliance and Code of Ethics Policy upon written request directed to the Company's Secretary at the Company's address.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is set forth in registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2004, under the headings "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Board of Directors," which information is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item is set forth in registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2004, under the heading "Securities Beneficially Owned by Principal Shareholders and Management" and "Equity Compensation Plan Information," which information is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The primary information required by this item is set forth in registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2004, under the headings "Securities Beneficially Owned by Principal Shareholders and Management", "Election of Directors", "Executive Compensation", "Board of Directors", "Compensation Committee Interlocks and Insider Participation" and "Related Party Transactions", which information is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is set forth in registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2004, under the heading "Independent Auditors", which information is incorporated herein by reference.

PART IV.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a.
(1)    Financial Statements

    The following consolidated financial statements of Thomas Industries Inc. are included in Part II, Item 8:

      Consolidated Balance Sheets—December 31, 2003 and 2002

      Consolidated Statements of Income—Years ended December 31, 2003, 2002, and 2001

      Consolidated Statements of Shareholders' Equity—Years ended December 31, 2003,
          2002, and 2001

      Consolidated Statements of Cash Flows—Years ended December 31, 2003, 2002, and 2001

          Notes to Consolidated Financial Statements—December 31, 2003

  (2)
  Financial Statement Schedule

    Schedule II—Valuation and Qualifying Accounts

    All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

  (3)
  Listing of Exhibits

Exhibit No.	Exhibit
2(a)	Agreement for Purchase of Equity Interests and Shares (English translation) dated August 29, 2002, by and among Thomas Industries Inc., Werner Rietschle Holding GmbH, TIWR Holding GmbH & Co. KG, TIWR Netherlands Holdings C.V., TIWR U.K. Limited, TI France SAS, Thomas Industries Australia Pty. Ltd. and TI Luxembourg S.A.R.L., filed as Exhibit 2.1 to Form 8-K filed September 12, 2002, hereby incorporated by reference.
3(a)	Restated Certificate of Incorporation, as amended, filed as Exhibit 3(a) to Form 10-Q filed November 13, 2002, hereby incorporated by reference.
3(b)	Bylaws, as amended, February 17, 2004 filed herewith.
4(a)(1)
Thomas Industries Holdings, Inc., Thomas Industries Inc. Note Agreement Amended and Restated as of November 6, 1998, filed as Exhibit 4 (a) (1) to registrant's report on Form 10-K dated March 28, 2003, hereby incorporated by reference.
4(a)(2)
Thomas Industries Holdings, Inc., Thomas Industries Inc. First Amendment dated as of July 30, 2002 to Note Agreement Amended and Restated as of November 6, 1998, filed as Exhibit 4 (a) (2) to registrant's report on Form 10-K dated March 28, 2003, hereby incorporated by reference.
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
10(e)
Nonemployee Director Stock Option Plan as Amended and Restated as of February 5, 1997, filed as Exhibit 10(h) to registrant's report on Form 10-K registrant's dated March 20, 1997, hereby incorporated by reference.
10(f)	1995 Incentive Stock Plan as Amended and Restated as of April 15, 1999, filed as Exhibit 10(h) to registrant's report on Form 10-Q dated November 12, 1999, hereby incorporated by reference.
10(g)	Employment Agreement with Timothy C. Brown dated January 29, 1997, filed as Exhibit 10(j) to registrant's report on Form 10-K dated March 20, 1997, hereby incorporated by reference.
10(g)(1)
Employment Agreement with Dieter Rietschle (English translation) dated August 30, 2002, filed as Exhibit 10 (g) (1) to registrant's report on Form 10-K dated March 28, 2003, hereby incorporated by reference.
10(g)(2)
Employment Agreement with Peter Bissinger (English translation) dated January 1, 2003, filed as Exhibit 10 (g) (2) to registrant's report on Form 10-K dated March 28, 2003, hereby incorporated by reference.
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
10(l)
Credit Agreement dated August 28, 2002 among Thomas Industries Inc., Bank One, Kentucky, N.A., National City Bank of Kentucky, Sun Trust Bank, HVB Banque Luxembourg Societe Anonyme, and Wells Fargo Bank, N.A., as Lenders (the "Lenders"); Bank One, Kentucky, N.A., as Administrative Agent for itself and the other Lenders; National City Bank of Kentucky as Syndication Agent; Sun Trust Bank and HVB Banque Luxembourg Societe Anonyme as Co-Documentation Agents; and Banc One Capital Markets, Inc. as Lead Arranger and Sole Book Runner, filed as Exhibit 10 (1) to registrant's report on Form 10-K dated March 28, 2003, hereby incorporated by reference.
16
Letter regarding change in certifying accountant of the registrant from Arthur Andersen LLP dated May 21, 2002, filed as Exhibit 16.1 to the registrant's Form 8-K dated May 21, 2002, hereby incorporated by reference.
21	Subsidiaries of the Registrant.
23(a)	Consent of Ernst & Young LLP.
23(b)	Information regarding consent of Arthur Andersen LLP.
23(c)	Consent of Ernst & Young LLP.
23(d)	Information regarding consent of Arthur Andersen LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
b.
Reports on Form 8-K

  A Form 8-K was filed on October 24, 2003, attaching a press release announcing third quarter 2003 sales and earnings.

  A Form 8-K was filed on November 11, 2003, attaching financial information that was presented by the Company at the Robert W. Baird & Co.'s Industrial Technology Conference.

c.
Exhibits

  The exhibits filed as part of this Annual Report on Form 10-K are as specified in Item 15(a)(3) herein.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THOMAS INDUSTRIES INC.
Date: March 12, 2004	By:	/s/ TIMOTHY C. BROWN Timothy C. Brown, Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TIMOTHY C. BROWN Timothy C. Brown	Chairman of the Board; President; Chief Executive Officer; Director (Principal Executive Officer)	3/12/04
/s/ PHILLIP J. STUECKER Phillip J. Stuecker	Vice President of Finance; Chief Financial Officer; Secretary (Principal Financial Officer)	3/12/04
/s/ ROGER P. WHITTON Roger P. Whitton	Controller (Principal Accounting Officer)	3/12/04
/s/ WALLACE H. DUNBAR Wallace H. Dunbar	Director	3/12/04
/s/ H. JOSEPH FERGUSON H. Joseph Ferguson	Director	3/12/04
/s/ LAWRENCE E. GLOYD Lawrence E. Gloyd	Director	3/12/04
/s/ WILLIAM M. JORDAN William M. Jordan	Director	3/12/04

/s/ FRANKLIN J. LUNDING, JR. Franklin J. Lunding, Jr.	Director	3/12/04
/s/ ANTHONY A. MASSARO Anthony A. Massaro	Director	3/12/04
/s/ GEORGE H. WALLS, JR. George H. Walls, Jr.	Director	3/12/04

Schedule II—Valuation and Qualifying Accounts

Thomas Industries Inc. and Subsidiaries

December 31, 2003

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts- Describe		Deductions- Describe		Balance at End of Period
Year ended December 31, 2003
Allowance for doubtful accounts	$2,269,000	$435,000	$(96,000	)(1)	$(338,000	)(2)	$2,270,000
Allowance for obsolete and slow moving inventory	4,821,000	1,654,000	2,003,000	(1)	(93,000	)(3)	8,385,000

	$7,090,000	$2,089,000	$1,907,000		(431,000)		$10,655,000

Year ended December 31, 2002
Allowance for doubtful accounts	$1,103,000	$753,000	$1,208,000	(1)	$(795,000	)(2)	$2,269,000
Allowance for obsolete and slow moving inventory	1,985,000	488,000	2,980,000	(1)	(632,000	)(3)	4,821,000

	$3,088,000	$1,241,000	$4,188,000		(1,427,000)		$7,090,000

Year ended December 31, 2001
Allowance for doubtful accounts	$752,000	$514,000			(163,000	)(2)	$1,103,000
Allowance for obsolete and slow moving inventory	1,999,000	880,000			(894,000	)(3)	1,985,000

	$2,751,000	$1,394,000			(1,057,000)		$3,088,000

(1)
Due to business acquisitions.

(2)
Uncollectible accounts written off, less recoveries on accounts previously written off and effect of translation in accordance with SFAS No. 52.

(3)
Disposal of obsolete inventory and effect of translation in accordance with SFAS No. 52.

S-1

        On August 30, 1998, Thomas and Genlyte formed a lighting joint venture that combined substantially all of the assets and liabilities of Genlyte and substantially all of the lighting assets and related liabilities of Thomas to create Genlyte Thomas Group LLC ("GTG"), estimated to be the third largest manufacturer of lighting fixtures and controls in North America. Thomas owns a 32% interest in the joint venture, and Genlyte owns a 68% interest.

        Following are audited financial statements of GTG for the years ended December 31, 2003, 2002, and 2001.

Report of Independent Auditors

To the Members of Genlyte Thomas Group LLC:

        We have audited the accompanying consolidated balance sheets of Genlyte Thomas Group LLC and Subsidiaries (the Company) as of December 31, 2003 and 2002 and the related consolidated statements of income, members' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company for the year ended December 31, 2001 were audited by other auditors who have ceased operations and whose report dated January 18, 2002 expressed an unqualified opinion on those statements.

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

        In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Genlyte Thomas Group LLC and Subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

        As discussed in Note 2, in 2002 the Company changed its method of accounting for goodwill and other intangible assets.

        As discussed above, the financial statements of the Company for the year ended December 31, 2001 were audited by other auditors who have ceased operations. As discussed in Note 2, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards (Statement) No. 142, "Goodwill and Other Intangible Assets," which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 2 with respect to 2001 included (a) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income. In our opinion, the disclosures for 2001 in Note 2 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such adjustments related to Note 2, and accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

/s/ ERNST & YOUNG LLP
Louisville, Kentucky January 23, 2004

NOTE:  This is a copy of a report previously issued by Arthur Andersen LLP, the Company's former independent accountants. The Arthur Andersen LLP report refers to certain financial information for the years ended December 31, 2000 and 1999, and certain balance sheet information as of December 31, 2001 and 2000, which are no longer included in the accompanying financial statements. Arthur Andersen LLP has not reissued this report as Arthur Andersen LLP ceased operations in August 2002.

Report of Independent Public Accountants

To the Members of Genlyte Thomas Group LLC:

        We have audited the accompanying consolidated balance sheets of Genlyte Thomas Group LLC (a Delaware limited liability company) and Subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of income, members' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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
Louisville, Kentucky January 18, 2004

GENLYTE THOMAS GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands)

	For the years ended December 31,
	2003	2002	2001
Net sales	$1,033,899	$970,304	$985,176
Cost of sales	671,322	630,433	636,582

Gross profit	362,577	339,871	348,594
Selling and administrative expenses	260,381	239,730	248,005
Gain on settlement of patent litigation	(8,000)	—	—
Amortization of goodwill	—	—	5,211
Amortization of other intangible assets	1,079	851	796

Operating profit	109,117	99,290	94,582
Interest expense, net of interest income	238	606	3,699
Minority interest	185	240	(54)

Income before income taxes	108,694	98,444	90,937
Income tax provision	7,416	7,804	6,064

Net income	$101,278	$90,640	$84,873

The accompanying notes are an integral part of these consolidated financial statements.

GENLYTE THOMAS GROUP LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	As of December 31,
	2003	2002
Assets:
Current Assets:
Cash and cash equivalents	$59,963	$66,652
Short-term investments	70,479	44,887
Accounts receivable, less allowances for doubtful accounts of $13,456 and $12,838, as of December 31, 2003 and 2002	160,111	148,279
Related-party receivables	175	—
Inventories	143,898	136,470
Other current assets	9,646	8,850

Total current assets	444,272	405,138
Property, plant and equipment, at cost:
Land and land improvements	8,211	7,447
Buildings and leasehold improvements	88,718	81,764
Machinery and equipment	290,331	276,353

Total property, plant and equipment	387,260	365,564
Less: accumulated depreciation and amortization	275,636	257,988

Net property, plant and equipment	111,624	107,576
Goodwill	150,532	134,231
Other intangible assets, net of accumulated amortization	21,315	22,195
Other assets	5,028	3,841

Total Assets	$732,771	$672,981

Liabilities & Members' Equity:
Current Liabilities:
Current maturities of long-term debt	$284	$4,100
Accounts payable	98,035	87,201
Related-party payables	16,534	30,483
Accrued expenses	70,956	65,427

Total current liabilities	185,809	187,211
Long-term debt	11,190	33,028
Deferred income taxes	5,005	4,459
Accrued pension	27,567	25,406
Minority interest	924	677
Other long-term liabilities	6,317	6,225

Total liabilities	236,812	257,006
Commitments and contingencies (See notes (13) and (14))
Members' Equity:
Accumulated other comprehensive income (loss)	(7,099)	(26,965)
Other members' equity	503,058	442,940

Total members' equity	495,959	415,975

Total Liabilities & Members' Equity	$732,771	$672,981

The accompanying notes are an integral part of these consolidated financial statements.

GENLYTE THOMAS GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
(Amounts in thousands)

	Accumulated Other Comprehensive Income (Loss)	Other Members' Equity	Total Members' Equity
Members' equity, December 31, 2000	$875	$346,431	$347,306
Net income	—	84,873	84,873
Increase in minimum pension liability	(6,424)	—	(6,424)
Foreign currency translation adjustments	(3,527)	—	(3,527)

Total comprehensive income	(9,951)	84,873	74,922
Distributions to members	—	(36,225)	(36,225)

Members' equity, December 31, 2001	(9,076)	395,079	386,003
Net income	—	90,640	90,640
Increase in minimum pension liability, before tax	(18,450)	—	(18,450)
Related tax effect	541	—	541

Increase in minimum pension liability, after tax	(17,909)	—	(17,909)
Foreign currency translation adjustments	20	—	20

Total comprehensive income	(17,889)	90,640	72,751
Contribution from Thomas	—	299	299
Distributions to members	—	(43,078)	(43,078)

Members' equity, December 31, 2002	(26,965)	442,940	415,975
Net income	—	101,278	101,278
Increase in minimum pension liability, before tax	(422)	—	(422)
Related tax effect	112	—	112

Increase in minimum pension liability, after tax	(310)	—	(310)
Foreign currency translation adjustments	20,176	—	20,176

Total comprehensive income	19,866	101,278	121,144
Contribution from Thomas	—	399	399
Distributions to members	—	(41,559)	(41,559)

Members' equity, December 31, 2003	$(7,099)	$503,058	$495,959

The accompanying notes are an integral part of these consolidated financial statements.

GENLYTE THOMAS GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the years ended December 31,
	2003	2002	2001
Cash Flows From Operating Activities:
Net income	$101,278	$90,640	$84,873
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,207	23,169	28,172
Net loss (gain) from disposals of property, plant and equipment	1,131	1,010	(807)
Provision (benefit) for deferred income taxes	104	(134)	(150)
Minority interest	70	874	(54)
Changes in assets and liabilities, net of effect of acquisitions:
(Increase) decrease in:
Accounts receivable	(3,261)	(5,470)	1,944
Related-party receivables	(175)	—	1,204
Inventories	(663)	2,069	19,419
Other current assets	(434)	24	(1,199)
Intangible and other assets	(2,778)	8,195	5,017
Increase (decrease) in:
Accounts payable	6,531	4,261	(15,517)
Related-party payables	(13,987)	10,598	12,683
Accrued expenses	2,918	(560)	(5,671)
Deferred income taxes, long-term	(109)	581	(130)
Accrued pension and other long-term liabilities	1,836	(8,059)	(3,486)
All other, net	96	(977)	(79)

Net cash provided by operating activities	116,764	126,221	126,219

Cash Flows From Investing Activities:
Acquisitions of businesses, net of cash received	(20,350)	(10,641)	(2,900)
Purchases of property, plant and equipment	(17,559)	(18,912)	(20,250)
Proceeds from sales of property, plant and equipment	31	1,807	1,597
Purchases of short-term investments	(126,998)	(157,198)	(31,614)
Proceeds from sales of short-term investments	103,775	123,062	20,850

Net cash used in investing activities	(61,101)	(61,882)	(32,317)

Cash Flows From Financing Activities:
Proceeds from long-term debt	—	—	14,000
Repayments of long-term debt	(27,410)	(3,318)	(43,040)
Distributions to members	(41,559)	(43,078)	(36,225)
Contribution from Thomas Industries' stock options	399	299	—

Net cash used in financing activities	(68,570)	(46,097)	(65,265)

Effect of exchange rate changes on cash and cash equivalents	6,218	(517)	(3,527)

Net increase in cash and cash equivalents	(6,689)	17,725	25,110
Cash and cash equivalents at beginning of year	66,652	48,927	23,817

Cash and cash equivalents at end of year	$59,963	$66,652	$48,927

The accompanying notes are an integral part of these consolidated financial statements.

Genlyte Thomas Group LLC and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands)

(1)    Description of Business

        Genlyte Thomas Group LLC ("GTG" or the "Company"), a Delaware limited liability company, is a United States based multinational company. The Company designs, manufactures, markets, and sells lighting fixtures, controls and related products for a wide variety of applications in the commercial, residential, and industrial markets in North America. The Company's products are marketed primarily to distributors who resell the products for use in commercial, residential, and industrial construction and remodeling. The Company is the result of the business combination discussed in note (3) "Formation of Genlyte Thomas Group LLC."

(2)    Summary of Significant Accounting Policies

        Principles of Consolidation:    The accompanying consolidated financial statements include the accounts of GTG and all majority-owned subsidiaries, and also include other entities that are jointly owned by The Genlyte Group Incorporated ("Genlyte") and Thomas Industries Inc. ("Thomas"), all of which entities, in total, operationally comprise GTG. Intercompany accounts and transactions have been eliminated.

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

        Revenue Recognition:    The Company records sales revenue when products are shipped, which is when legal title passes to the customer and the risks and rewards of ownership have transferred. Provisions for estimated returns, allowances, discounts, and rebates are recorded as sales deductions.

        Shipping and Handling Fees and Costs:    Shipping and handling costs associated with storage and handling of finished goods and handling of shipments to customers are included in cost of sales. Outbound freight for shipments to customers is included in selling and administrative expenses and amounted to $49,017 in 2003, $45,724 in 2002, and $50,552 in 2001. Sometimes outbound freight is billed to the customer. Such fees are included in net sales and amounted to $8,228 in 2003, $7,372 in 2002, and $7,502 in 2001.

        Stock-Based Compensation Costs:    At December 31, 2003, Genlyte had two stock-based compensation (stock option) plans, which are described more fully in note (15) "Stock Options." Genlyte accounts for these plans using the intrinsic value method of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), as permitted under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123." As a consolidated subsidiary of Genlyte, GTG is also required to apply APB 25 to stock-based compensation for stock options granted by Genlyte to employees of GTG. Therefore, GTG also accounts for these plans using the intrinsic value method. Because all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based compensation cost has been recognized in the consolidated statements of income. Had stock-based compensation cost for the plans been determined using the fair value recognition provisions of SFAS No. 123, the effect on the Company's net income for the years ended December 31 would have been as follows:

	2003	2002	2001
Net income, as reported	$101,278	$90,640	$84,873
Stock-based compensation cost using
fair value method	2,570	3,123	2,042

Net income, pro forma	$98,708	$87,517	$82,831

        Accounting for Stock-Based Compensation Incurred by Investors:    Thomas has also granted stock options to certain employees of GTG. According to Emerging Issues Task Force issue 00-12, "Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee," an investee should recognize the costs of the stock-based compensation incurred by an investor on its behalf, and a corresponding capital contribution. Therefore, in 2003, the Company (the investee) recorded $399 of stock-based compensation expense in selling and administrative expenses and the same amount as a contribution from Thomas (the investor) in the consolidated statement of members' equity. In 2002 the amount was $299.

        Advertising Costs:    The Company expenses advertising costs principally as incurred. Certain catalog, literature, and display costs are amortized over their useful lives, from 6 to 24 months. Total advertising expenses, classified as selling and administrative expenses, were $10,004 in 2003, $8,538 in 2002, and $10,373 in 2001.

        Research and Development Costs:    Research and development costs are expensed as incurred. These expenses, classified as selling and administrative expenses, were $10,343 in 2003, $8,521 in 2002, and $9,359 in 2001.

        Cash Equivalents:    The Company considers all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents.

        Short-Term Investments:    Short-term investments are classified as available-for-sale securities and include the following: commercial paper with a maturity of 120 days, term deposits with a maturity of one year that can be cashed penalty free any time after 30 days, and tax advantaged debt securities with original maturities ranging from eleven to 32 years. However, these debt securities are callable at par value (cost) based on seven to 35 days notification to the bondholders and normally held for less than one year. They are carried on the balance sheet at fair market value, which is equivalent to cost. Current period adjustments to the carrying value of available-for-sale securities would be included in accumulated other comprehensive income within members' equity. Because of the nature of all of these investments, cost does not differ from fair market value, so there are no such adjustments to the carrying value.

        Allowance for Doubtful Accounts Receivable:    The Company maintains allowances for doubtful accounts receivable for estimated uncollectible invoices resulting from the customer's inability to pay (bankruptcy, out of business, etc., i.e. "bad debts" which result in write-offs) as well as the customer's refusal to pay (returned products, billing errors, disputed amounts, etc., which result in credit memos). Management's estimated allowances are based on the aging of the invoices, historical collections, customers' financial status, the overall ratio of "bad debt" allowances to account receivable balances in comparison to relevant industry data, amounts returned and disputed by customers, and estimated lag times for processing credit memos.

        Concentration of Credit Risk:    Assets that potentially subject the Company to concentration of credit risk are cash and cash equivalents, short-term investments, and accounts receivable. The Company invests its cash equivalents primarily in high-quality institutional money market funds with maturities of less than three months and limits the amount of credit exposure to any one financial institution. Investment policies have been implemented that limit short-term investments to investment grade securities in multiple funds with multiple financial institutions which limits the Company's exposure. The Company provides credit to most of its customers in the ordinary course of business, and collateral or other security may be required in certain infrequent situations. The Company conducts ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Concentration of credit risk with respect to accounts receivable is limited due to the wide variety of customers and markets to which the Company sells. No single customer accounts for more than 10% of annual sales. As of December 31, 2003, management does not consider the Company to have any significant concentration of credit risk.

        Inventories:    Inventories are stated at the lower of cost or market and include materials, labor, and overhead. Inventories at December 31 consisted of the following:

	2003	2002
Raw materials	$54,371	$53,428
Work in process	17,228	15,104
Finished goods	72,299	67,938

Total inventories	$143,898	$136,470

        Inventories valued using the last-in, first-out ("LIFO") method represented approximately 80% of total inventories at December 31, 2003 and 83% at December 31, 2002. Inventories not valued at LIFO (primarily inventories of Canadian operations) are valued using the first-in, first-out ("FIFO") method. On a FIFO basis, which approximates current cost, inventories would have been $2,781 and $2,337 lower than reported at December 31, 2003 and 2002, respectively. During each of the last three years, certain inventory quantity reductions caused partial liquidations of LIFO inventory layers (in some cases including the base), the effects of which increased pre-tax income by $114 in 2003 and 2002, and $1,047 in 2001.

        Property, Plant and Equipment:    The Company provides for depreciation of property, plant and equipment, which also includes amortization of assets recorded under capital leases, on a straight-line basis over the estimated useful lives of the assets. Useful lives vary among the items in each classification, but generally fall within the following ranges:

Land improvements	10—25 years
Buildings and leasehold improvements	10—40 years
Machinery and equipment	3—10 years

        Leasehold improvements are amortized over the terms of the respective leases, or over their estimated useful lives, whichever is shorter. Depreciation and amortization of property, plant and equipment, including assets recorded under capital leases, was $23,128 in 2003, $22,318 in 2002, and $22,165 in 2001. Accelerated methods of depreciation are used for income tax purposes, and appropriate provisions are made for the related deferred income taxes for the foreign subsidiaries.

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

        Goodwill and Other Intangible Assets:    On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are no longer amortized, but instead are subject to an assessment for impairment by applying a fair-value-based test annually, and more frequently if circumstances indicate a possible impairment. Goodwill is tested for impairment at a reporting unit level. If the carrying value of a reporting unit exceeds its fair value, a determination is made of the implied fair value of the reporting unit's goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. If the carrying amount of an intangible asset with an indefinite life exceeds its fair value, an impairment loss is recognized in an amount equal to the excess. Separate intangible assets that are not deemed to have an indefinite life continue to be amortized over their useful lives.

        The Company tested the goodwill of all of its reporting units, which are a level below the reportable segments disclosed in note (18) "Segment Reporting," for impairment during the fourth quarter of 2003 using a present value of future cash flows valuation method. This assessment did not indicate any impairment.

        Prior to the adoption of SFAS No. 142, the Company had goodwill that was amortized straight-line over periods ranging from 10 to 40 years. Had the Company accounted for goodwill in accordance with SFAS No. 142 in 2001, net income for the years ended December 31 would have been as follows:

	2003	2002	2001
Reported net income	$101,278	$90,640	$84,873
Add back: goodwill amortization *	—	—	4,991

Adjusted net income	$101,278	$90,640	$89,864

*
Goodwill amortization is after tax effects.

        The changes in the net carrying amounts of goodwill by segment for the year ended December 31, 2003 were as follows:

	Commercial	Residential	Industrial and Other	Total
Balance as of January 1, 2003	$108,183	$21,718	$4,330	$134,231
Acquisition of business	8,309	—	—	8,309
Adjustments to goodwill acquired previously	1,723	(117)	—	1,606
Effect of exchange rate change on Canadian goodwill	6,295	26	65	6,386

Balance as of December 31, 2003	$124,510	$21,627	$4,395	$150,532

        Summarized information about the Company's other intangible assets follows:

	As of December 31, 2003		As of December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
License agreements	$12,783	$1,515	$12,500	$938
Non-competition agreements	10,550	1,157	10,950	798
Patents and other	938	359	532	126

Total	$24,271	$3,031	$23,982	$1,862

Unamortized intangible assets:
Trademarks	$75		$75

        The Company amortizes the license agreements over their contractual lives of two and 30 years, the non-competition agreements over their contractual lives of two and 30 years, and patents and other over one to 15 years. Amortization expense for intangible assets (other than goodwill) was $1,079 in 2003, $851 in 2002, and $796 in 2001. Estimated amortization expense for intangible assets for the next five full years is $941 for 2004, $907 for 2005, $848 for 2006, $833 for 2007, and $818 for 2008.

        Accounting and Disclosure by Guarantors:    Financial Accounting Standards Board ("FASB") Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45") was issued in November 2002. FIN 45 contains recognition and measurement provisions that require certain guarantees to be recorded as a liability, at the inception of the guarantee, at fair value. Previous accounting practice was to record a liability only when a loss is probable and reasonably estimable. FIN 45 also requires a guarantor to make new disclosures. The recognition and measurement provisions were effective for guarantees issued after December 31, 2002. Adoption of FIN 45 did not have a significant impact on the Company's financial condition or results of operations during 2003.

        The disclosure requirements of FIN 45 became effective on December 31, 2002. For the Company, the required disclosures relate only to product warranties. The Company offers a limited warranty that its products are free of defects in workmanship and materials. The specific terms and conditions vary somewhat by product line, but generally cover defects returned within one, two, three, or five years from the date of shipment. The Company records warranty liabilities to cover repair or replacement of defective returned products. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

        Changes in the Company's warranty liabilities, which are included in accrued expenses in the accompanying consolidated balance sheets, during the years ended December 31 were as follows:

	2003	2002
Balance, beginning of year	$1,883	$1,247
Additions applicable to businesses acquired	1,571	250
Additions charged to expense	8,303	3,743
Deductions for repairs and replacements	7,723	3,357

Balance, end of year	$4,034	$1,883

        Translation of Foreign Currencies:    Balance sheet accounts of foreign subsidiaries are translated into U.S. dollars at the rates of exchange in effect as of the balance sheet date. The cumulative effects of such adjustments are charged to the foreign currency translation adjustment component of accumulated other comprehensive income (loss) in members' equity. Income and expenses are translated at the weighted-average exchange rates prevailing during the year. Net gains or (losses) resulting from the translation of foreign currency transactions of $(3,405) in 2003, $151 in 2002, and $88 in 2001 are included in selling and administrative expenses.

        Fair Value of Financial Instruments:    The carrying amounts of cash equivalents and long-term debt approximate fair value because of their short-term maturity and/or variable market-driven interest rates.

        Collective Bargaining Agreements:    As of December 31, 2003, the Company had 2,467 employees, or 47.4% of the total employees, who were members of various collective bargaining agreements. Several of these collective bargaining agreements, covering 723 employees, which is 29.3% of the collective bargaining employees and 13.9% of the total employees, will expire in 2004. Management does not expect the expiration and renegotiation of these agreements to have a significant impact on 2004 production.

        Other New Accounting Standards:    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities," which was effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 nullified EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. A commitment to an exit or disposal plan no longer is sufficient basis for recording a liability for those activities. The adoption of SFAS No. 146 in 2003 did not have a material impact on the Company's financial condition or results of operations.

        In November 2002, the Emerging Issues Task Force ("EITF") issued sections of EITF Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"), which is effective for new arrangements, including modifications to existing arrangements, entered into after December 31, 2002. The released sections of EITF 02-16 address circumstances when a reseller should account for cash consideration received from a vendor as an adjustment of cost of sales, revenue, or as a reduction to a cost incurred by the reseller. EITF 02-16 gives further consideration to rebates or refunds of a specified amount of cash consideration that is payable when a customer completes a specified cumulative level of purchases or remains a customer for a specified time period, which should be recognized as a reduction of the cost of sales, provided that the amounts are reasonably estimable. The Company adopted EITF 02-16 in the second quarter of 2003 and it had an immaterial effect on the Company's financial condition and results of operations during the year.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not currently participate in any hedging activities, nor does it use any derivative instruments.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets, and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and existing financial instruments (if any) effective June 30, 2003. As of December 31, 2003, the Company did not have any of the financial instruments to which SFAS No. 150 applies.

        In December 2003, the FASB issued revised Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 provides guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, non-controlling interest, and results of operations of a VIE need to be included in a company's consolidated financial statements. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. Application of FIN 46 is required for interests in special-purpose entities for years ending after December 15, 2003. The Company has determined that it has no special-purpose entities. Application of FIN 46 is required for all other types of VIE's for periods ending after March 15, 2004. Although the Company does not expect FIN 46 to have a material impact on the Company's financial condition or results of operations, it is continuing to evaluate this complex interpretation.

        In December 2003, the FASB issued a revision of SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," to improve financial statement disclosures for benefit plans. The project was initiated by the FASB in 2003 in response to concerns raised by investors and other users of financial statements about the need for greater transparency of pension information. SFAS No. 132R requires that companies provide more details about their plan assets, benefit obligations, cash flows, benefit costs, and other relevant information. SFAS No. 132R is effective for years ending after December 15, 2003. The Company adopted SFAS No. 132R as of year-end 2003 and has provided the required disclosures in notes (11) "Retirement Plans" and (12) "Postretirement Benefit Plans."

        In January 2004, the FASB issued FASB Staff Position No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP FAS 106-1"). FSP FAS 106-1 allows companies to assess the effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("MMA") on their postretirement benefit obligations and costs and reflect the effects in the 2003 financial statements, pursuant to SFAS No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions." Companies are also allowed to make a one-time election to defer accounting for the effects of MMA until authoritative guidance is issued. The guidance in FSP FAS 106-1 is effective for years ending after December 7, 2003. In accordance with FSP FAS 106-1, the accumulated postretirement benefit obligation and postretirement net periodic benefit costs in the Company's consolidated financial statements and disclosed in note (13) "Postretirement Benefit Plans" do not reflect the effects of MMA on the Company's plans. In addition, specific authoritative guidance on the accounting for the federal subsidy, one of the provisions of MMA, is pending, and that guidance, when issued, could require the Company to change previously reported information. However, in the Company's opinion, any change due to the accounting for the federal subsidy would be immaterial.

        Reclassifications:    Certain prior year amounts have been reclassified to conform to the current year presentation. These changes had no impact on previously reported net income or members' equity.

(3)    Formation of Genlyte Thomas Group LLC

        On August 30, 1998, Genlyte and Thomas completed the combination of the business of Genlyte with the lighting business of Thomas ("Thomas Lighting"), in the form of a limited liability company named Genlyte Thomas Group LLC ("GTG"). GTG manufactures, sells, markets, and distributes commercial, residential, and industrial lighting fixtures and controls. Genlyte contributed substantially all of its assets and liabilities to GTG and received a 68% interest in GTG. Thomas contributed substantially all of the assets and certain related liabilities of Thomas Lighting and received a 32% interest in GTG. The percentage interests in GTG issued to Genlyte and Thomas were based on arms-length negotiations between the parties with the assistance of their financial advisers.

        Subject to the provisions in the Genlyte Thomas Group LLC Agreement (the "LLC Agreement") regarding mandatory distributions described below, and the requirement of special approval in certain instances, distributions to Genlyte and Thomas (the "Members") will be made at such time and in such amounts as determined by the GTG Management Board and shall be made in cash or other property in proportion to the Members' respective percentage interests. Notwithstanding anything to the contrary provided in the LLC Agreement, no distribution under the LLC Agreement shall be permitted to the extent prohibited by Delaware law.

        The LLC Agreement requires that GTG make the following distributions to the Members:

  (i)
  a distribution to each Member, based on its percentage interest, for tax liabilities attributable to its participation as a Member of GTG based upon the effective tax rate of the Member having the highest tax rate; and

  (ii)
  subject to the provisions of Delaware law and the terms of the primary GTG credit facility, distributions (exclusive of the tax distributions set forth above) to each of the Members so that Thomas receives at least an aggregate of $3,000 and Genlyte receives at least an aggregate of $6,375 per year. During 2003 and 2001, GTG made distributions of $3,000 to Thomas and $6,375 to Genlyte. During 2002, GTG made distributions of $5,000 to Thomas and $10,625 to Genlyte.

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

        Also under the terms of the LLC Agreement, on or after the later to occur of (1) the final settlement or disposition of Genlyte's litigation with the Keene Corporation's Creditors Trust or (2) January 31, 2002, either Member has the right, but not the obligation, to offer to buy the other Member's interest (the "Offer Right"). If the Members cannot agree on the terms, then GTG shall be sold to the highest bidder. Either Member may participate in the bidding for the purchase of GTG. As of December 31, 2003, neither Member had the ability to exercise the Offer Right as the final settlement or disposition of Genlyte's litigation with the Keene Corporation's Creditors Trust had not yet occurred.

        Complete details of the Put Right, Offer Right, and appraisal process can be found in the proxy statement pertaining to the formation of GTG, filed with the Securities and Exchange Commission by Genlyte on July 23, 1998.

(4)    Gain on Settlement of Patent Litigation

        On August 29, 2003, GTG settled a patent infringement lawsuit filed in March 2000 against Acuity Brands, Inc. and its Lithonia Lighting Division. The United States District Court for the Western District of Kentucky in Louisville had ruled in January 2003 that Lithonia's plastic Insta-Lite product infringes GTG's Quicklight plastic recessed lighting fixture patent. Lithonia paid GTG $8,000 and also agreed to cease selling the infringing version of its plastic recessed lighting product as of the end of 2003. The impact of the settlement on the Company's 2003 operating profit and net income was approximately $6,400, net of $1,600 of legal expenses.

(5)    Acquisition of Shakespeare in 2003

        On May 27, 2003, the Company acquired certain light pole assets of the Shakespeare Industrial Group with locations in Newberry, South Carolina and Largo, Florida (Shakespeare), a subsidiary of K2 Inc. based in Carlsbad, California. Shakespeare manufactures composite decorative, commercial, and utility light poles; transmission and distribution poles; crossarms; and other composite products. The purchase price of $20,350 (including costs of acquisition), plus the assumption of $1,752 of liabilities, was funded from cash on hand.

        The Shakespeare acquisition was accounted for using the purchase method of accounting. The preliminary determination of the excess of the purchase price over the fair market value of net assets acquired (goodwill) is $8,309. This is based on a preliminary purchase price allocation. The Company is gathering additional information about the fair value of intangible assets and property, plant, and equipment. Accordingly, the amounts recorded will change as the purchase price allocation is finalized. The operating results of Shakespeare have been included in the Company's consolidated financial statements since the date of acquisition. The pro forma results and other disclosures required by SFAS No. 141, "Business Combinations," have not been presented because Shakespeare is not considered a material acquisition.

(6)    Acquisition of Vari-Lite in 2002

        On November 18, 2002, the Company acquired the manufacturing assets, intellectual property, and sales division of Vari-Lite Inc. ("Vari-Lite"), a subsidiary of Dallas, Texas based Vari-Lite International Inc., a designer and manufacturer of highly advanced automated lighting equipment for the entertainment industry. The purchase price of $10,641, plus the assumption of $2,510 of liabilities, was funded from cash on hand.

        The Vari-Lite acquisition was accounted for using the purchase method of accounting. The final determination of the excess of the purchase price over the fair market value of net assets acquired (goodwill) was $5,543. As of December 31, 2002, the preliminary determination of goodwill was $2,891. Goodwill adjustments in 2003 were primarily the result of increasing reserves for obsolete inventory and warranty exposure. The operating results of Vari-Lite have been included in the Company's consolidated financial statements since the date of acquisition. The pro forma results and other disclosures required by SFAS No. 141 have not been presented because the acquisition of Vari-Lite is not considered a material acquisition.

(7)    Acquisition of Entertainment Technology in 2001

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

        The ET acquisition was accounted for using the purchase method of accounting. The excess of the purchase price over the fair market value of net assets acquired (goodwill) was $1,827. The operating results of ET have been included in the Company's consolidated financial statements since the date of acquisition. The pro forma results and other disclosures required by SFAS No. 141 have not been presented because the acquisition of ET is not considered a material acquisition.

(8)    Income Taxes

        The results of operations are included in the tax return of the Members, and, accordingly, no provision has been recognized by the Company for U.S. federal income taxes payable by the Members. The Company's foreign subsidiaries are taxable corporations, and current and deferred taxes are provided on their income. The income tax provision also includes U.S. income taxes (primarily state income taxes) of $680 in 2003, $781 in 2002, and $710 in 2001. Cash paid for income taxes was $8,482 in 2003, $7,401 in 2002, and $6,003 in 2001.

(9)    Accrued Expenses

        Accrued expenses at December 31 consisted of the following:

	2003	2002
Employee related costs and benefits	$32,952	$32,120
Advertising and sales promotion	8,869	7,613
Income and other taxes payable	3,773	4,530
Other accrued expenses	25,362	21,164

Total accrued expenses	$70,956	$65,427

(10)    Long-Term Debt

        Long-term debt at December 31 consisted of the following:

	2003	2002
Canadian dollar notes	$—	$13,312
Industrial revenue bonds	11,000	23,100
Capital leases and other	474	716

Total debt	11,474	37,128
Less: current maturities	284	4,100

Total long-term debt	$11,190	$33,028

        On July 29, 2003, the Company entered into a $130,000 U.S. revolving credit facility and a $20,000 Canadian revolving credit facility with a syndicate of nine banks. These credit facilities, which mature on July 29, 2006, replaced a $150,000 revolving credit facility that matured on August 30, 2003. There were no borrowings under either credit facility as of December 31, 2003, however, the Company had outstanding $19,094 of letters of credit, which reduce the amount available to borrow under the facilities. Both facilities are unsecured.

        The U.S. revolving credit facility bears interest at the election of the Company based upon either (1) the higher of the National City Bank prime rate or the federal funds rate plus 0.50%, or (2) the Eurodollar Rate (LIBOR) plus the "Eurodollar Margin" (a margin as determined by the Company's "Leverage Ratio" (total debt to EBITDA)). The Canadian revolving credit facility bears interest at the cost of funds determined by Bank One plus the Eurodollar Margin. Based upon the Company's Leverage Ratio as of December 31, 2003, the Eurodollar Margin would be 0.40% and the commitment fee on the unused portion of the facility would be 0.10%. Both facilities contain affirmative and negative covenants that are usual and customary for facilities of this nature, including limitations on the aggregate amount of additional indebtedness outstanding, a maximum Leverage Ratio, and a minimum interest coverage ratio. As of December 31, 2003, the Company was in compliance with all of the covenants. Under the most restrictive covenant, which is the minimum interest coverage ratio, the Company could incur approximately $33,000 in additional interest charges and still comply with the covenant.

        The Company has $11,000 of variable rate demand Industrial Revenue Bonds that mature between 2009 and 2016. As of December 31, 2003, the weighted average interest rate on these bonds was 1.25%. These bonds are backed by the letters of credit mentioned above.

        Interest expense totaled $1,485 in 2003, $1,869 in 2002, and $4,192 in 2001. These amounts were offset in the consolidated statements of income by interest income of $1,247 in 2003, $1,263 in 2002, and $493 in 2001. Cash paid for interest on debt was $433 in 2003, $1,406 in 2002, and $4,158 in 2001.

        The annual maturities of long-term debt are summarized as follows:

Year ending December 31,
2004	$284
2005	190
2006	—
2007	—
2008	—
Thereafter	11,000

Total debt	$11,474

(11)    Retirement Plans

        The Company has defined benefit plans that cover certain of its full-time employees. The plans provide defined benefits based on "years of service" for hourly employees and "years of service and final average salary" for salaried employees. The Company uses September 30 as the measurement date for the retirement plan disclosure. The Company's policy for funded plans is to make contributions equal to or greater than the requirements prescribed by the Employee Retirement Income Security Act. Pension costs for all Company defined benefit plans are actuarially computed. The Company also has defined contribution plans, including those covering certain former Genlyte and Thomas employees.

        The amounts included in the accompanying consolidated balance sheets for the U.S. and Canadian defined benefit plans, based on the funded status at September 30 of each year, follow:

	U.S. Plans		Canadian Plans
	2003	2002	2003	2002
Change in Benefit Obligations
Benefit obligations, beginning	$96,376	$86,021	$6,405	$5,493
Service cost	2,218	1,783	293	185
Interest cost	6,180	6,066	480	403
Benefits paid	(5,433)	(5,282)	(707)	(216)
Member contributions	—	—	81	76
Actuarial loss	8,886	7,788	625	461
Foreign currency exchange rate change	—	—	1,449	3

Benefit obligations, ending	$108,227	$96,376	$8,626	$6,405

        The accumulated benefit obligations for U.S. defined benefit plans as of September 30, 2003 and 2002 were $99,365 and $93,866, respectively. The accumulated benefit obligations for Canadian defined benefit plans as of September 30, 2003 and 2002 were $6,539 and $5,374, respectively.

	U.S. Plans		Canadian Plans
	2003	2002	2003	2002
Change in Plan Assets
Plan assets at fair value, beginning	$69,055	$71,089	$5,495	$5,642
Actual gain (loss) on plan assets	12,002	(4,780)	825	(427)
Employer contributions	3,658	8,028	739	415
Member contributions	—	—	81	76
Benefits paid	(5,433)	(5,282)	(707)	(216)
Foreign currency exchange rate change	—	—	1,268	5

Plan assets at fair value, ending	$79,282	$69,055	$7,701	$5,495

        The asset allocation for the Company's U.S. and Canadian defined benefit plans as of September 30, 2003 and 2002, and the target allocation for 2004, by asset category, follow:

	U.S. Plans
		Percentage of Plan Assets at September 30,
	Target Allocation 2004
		2003	2002
Asset Category
Equity securities	60%	59.6%	59.4%
Debt securities	40%	40.2%	38.6%
Cash	0%	0.2%	2.0%

Total	100%	100.0%	100.0%

	Canadian Plans
		Percentage of Plan Assets at September 30,
	Target Allocation 2004
		2003	2002
Asset Category
Equity securities—Canadian	33%	34.4%	33.1%
Equity securities—foreign	25%	23.1%	25.5%
Debt securities	37%	37.8%	35.2%
Cash	5%	4.7%	6.2%

Total	100%	100.0%	100.0%

        Effective July 1, 2001 the Canadian salaried and hourly plans were converted from defined benefit pension plans to defined contribution pension plans with respect to benefit accruals for service on and after that date. All future benefit accruals for existing hourly members and all new hourly and salaried members will accrue benefits on a defined contribution basis. Existing active salaried members were given the choice whether or not to convert from defined benefit accruals to defined contribution accruals for service. In accordance with pension legislation, active hourly members and salaried members who chose to switch to defined contribution accruals were given the option of retaining their accrued defined benefit pensions in respect of service prior to the conversion date or converting these pensions to defined contribution lump sums that would be deposited into their accounts under the plan. Assets totaling $586 were transferred from the defined benefit pension fund in 2003 to fully satisfy the entitlements for defined benefit pensions accrued prior to the conversion date for active members who elected such a conversion.

        Equity securities included no shares of Genlyte common stock at December 31, 2003 or 2002.

        The Company's investment philosophy is to earn a reasonable return without subjecting plan assets to undue risk. It uses three institutional investment management firms in the U.S. and one in Canada to manage plan assets, which are invested in high quality equity and debt securities. The Company's investment objective for U.S. plan assets is to exceed the return generated by an unmanaged index composed of the S&P 500 Stock Index and the Lehman Brothers Government/Corporate Bond Index in proportion to the target portfolio, while achieving a rate of return greater than the actuarially assumed rate. The U.S. targeted asset allocation was 60% equity securities and 40% debt securities for 2003. The Company's investment objective for Canadian plan assets is to provide superior real rates of return through income and capital appreciation by investing in equity securities of generally larger companies with above-average earnings growth and a diversified portfolio of Canadian debt securities. The Canadian targeted asset allocation was 33% Canadian equity securities, 25% foreign equity securities, 37% debt securities, and 5% cash for 2003. The targeted asset allocations provide reasonable assurance that the actuarially assumed rates of return can be achieved over a long period of time.

        The Company expects to contribute approximately $4,400 to its U.S. defined benefit plans and $500 to its Canadian defined benefit plans during 2004. These amounts are based on the total contributions needed during 2004 to satisfy current law minimum funding requirements.

        The funded status of the plans, reconciled to the amounts reported in the accompanying consolidated balance sheets as of December 31 follow:

	U.S. Plans		Canadian Plans
	2003	2002	2003	2002
Funded Status of the Plans
Plan assets (less than) benefit obligations	$(28,945)	$(27,321)	$(925)	$(910)
Unrecognized transition obligation (asset)	—	—	(19)	(20)
Unrecognized actuarial loss	27,626	26,076	2,302	1,865
Unrecognized prior service cost	2,181	2,552	278	266
Contributions subsequent to measurement date	67	67	116	105
Foreign currency exchange rate change	—	—	214	(5)

Net pension asset	$929	$1,374	$1,966	$1,301

Balance Sheet Asset (Liability)
Accrued pension (liability)	$(26,948)	$(24,743)	$(619)	$(663)
Prepaid pension cost	2,199	—	—	—
Intangible asset	2,267	2,658	307	272
Accumulated other comprehensive income	23,411	23,459	2,278	1,692

Net asset recognized	$929	$1,374	$1,966	$1,301

        As of September 30, 2003 and 2002, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the U.S. defined benefit plans and Canadian defined benefit plans with projected benefit obligations or accumulated benefit obligations in excess of plan assets, were as follows:

	U.S. Plans		Canadian Plans
	2003	2002	2003	2002
Projected benefit obligation	$101,544	$96,376	$8,626	$6,405
Accumulated benefit obligation	99,365	93,866	6,539	5,374
Plan assets at fair value	72,350	69,055	7,701	5,495
	U.S. Plans
	2003	2002	2001
Components of Net Periodic Benefit Costs
Service cost	$2,218	$1,783	$1,782
Interest cost	6,180	6,066	5,893
Expected return on plan assets	(5,830)	(6,424)	(6,585)
Amortization of transition amounts	—	(8)	10
Amortization of prior service cost	370	370	342
Recognized actuarial loss (gain)	1,165	272	(197)

Net pension expense of defined benefit plans	4,103	2,059	1,245
Defined contribution plans	4,807	3,570	3,185
Multi-employer plans for certain union employees	222	180	289

Total benefit costs	$9,132	$5,809	$4,719

	Canadian Plans
	2003	2002	2001
Components of Net Periodic Benefit Costs
Service cost	$293	$185	$159
Interest cost	480	403	377
Expected return on plan assets	(490)	(448)	(484)
Amortization of transition amounts	(4)	(3)	(3)
Amortization of prior service cost	21	19	13
Recognized actuarial loss (gain)	82	6	(14)

Net pension expense of defined benefit plans	382	162	48
Defined contribution plans	616	419	284

Total benefit costs	$998	$581	$332

	U.S. Plans		Canadian Plans
	2003	2002	2003	2002
Weighted Average Assumptions
Discount rate	5.95%	6.62%	5.95%	6.62%
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%
Expected return on plan assets	8.50%	8.50%	7.37%	7.75%

        To develop the expected long-term rate of return on plan assets assumptions, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolios. This resulted in the selection of 8.50% and 7.37% as the long-term rate of return on plan asset assumptions for the U.S. and Canadian plans, respectively.

(12)    Postretirement Benefit Plans

        The Company provides postretirement medical and life insurance benefits for certain retirees and employees, and accrues the cost of such benefits during the remaining expected lives of such retirees and the service lives of such employees.

        The amounts included in the accompanying consolidated balance sheets for the postretirement benefit plans, based on the funded status at September 30 of each year, follow:

	2003	2002
Change in Benefit Obligations
Benefit obligations, beginning	$6,891	$5,030
Service cost	51	53
Interest cost	380	458
Plan amendments	(530)	—
Benefits paid	(520)	(542)
Actuarial (gain) loss	(54)	1,892

Benefit obligations, ending	$6,218	$6,891

	2003	2002
Funded Status of the Plans
Plan assets (less than) benefit obligations	$(6,218)	$(6,891)
Unrecognized prior service cost	(491)	—
Unrecognized actuarial loss	3,033	3,247

Accrued liability	$(3,676)	$(3,644)

Employer contributions	$520	$542
Benefits paid	$(520)	$(542)
	2003	2002	2001
Components of Net Periodic Benefit Costs
Service cost	$51	$53	$46
Interest cost	380	458	358
Recognized prior service cost (credit)	(39)	—	—
Recognized actuarial loss	160	158	62

Net expense of postretirement plans	$552	$669	$466

        The assumed discount rate used in measuring the obligations was 5.95% as of September 30, 2003 and 6.62% as of September 30, 2002. The assumed health care cost trend rate for 2003 was 12%, declining to 5.5% in 2013. A one-percentage-point increase (decrease) in the assumed health care cost trend rate for each year would increase (decrease) the obligation at September 30, 2003 by approximately $470 $(420), and the 2003 postretirement benefit expense by approximately $37 $(33).

        The Company expects to contribute approximately $500 to its postretirement benefit plans during 2004.

(13)    Lease Commitments

        The Company rents office space, equipment, and computers under non-cancelable operating leases, some of which include renewal options and/or escalation clauses. Rental expenses for operating leases amounted to $7,472 in 2003, $7,883 in 2002, and $9,128 in 2001. Offsetting the rental expenses were sublease rentals of $294 in 2003, $354 in 2002, and $303 in 2001. One division of the Company also rents manufacturing and computer equipment and software under agreements that are classified as capital leases. Future required minimum lease payments are as follows:

Year ending December 31,	Operating Leases	Capital Leases
2004	$6,949	$183
2005	5,009	156
2006	3,741	—
2007	2,681	—
2008	2,256	—
Thereafter	4,307	—

Total minimum lease payments	$24,943	339

Less amount representing interest		25

Present value of minimum lease payments		$314

        Total minimum lease payments on operating leases have not been reduced by minimum sublease rentals of $744 due in the future under non-cancelable subleases.

(14)    Contingencies

        In the normal course of business, the Company is a plaintiff in various lawsuits and is also subject to various legal claims which arise in the normal course of business, including being a defendant and/or being a potentially responsible party in, generally, patent, trademark, product liability, environmental and contract claims and litigation. Based on information currently available, it is the opinion of management that the ultimate resolution of pending and threatened claims against the Company will not have a material adverse effect on the financial condition or results of operations of the Company.

        The Company records liabilities and establishes reserves for legal claims against it when the costs or exposures associated with the claims become probable and can be reasonably estimated. Because the ultimate outcome of legal claims and litigation is uncertain, the actual costs of resolving legal claims and litigation may be substantially higher than the amounts reserved for such claims. In the event of unexpected future developments, it is possible that the ultimate resolution of such matters, if unfavorable, could have a material adverse effect on results of operations of the Company in future periods.

(15)    Stock Options

        The purpose of the Genlyte 2003 Stock Option Plan is to enhance the profitability and value of GTG and Genlyte. Eligibility under this Plan shall be determined by the Compensation Committee of the Genlyte Board of Directors in its sole discretion. The Plan replaced the 1998 stock option plan, options under which are currently outstanding. The Plan provides that an aggregate of up to 2,000,000 shares of Genlyte common stock may be granted as incentive stock options or non-qualified stock options, provided that no options may be granted if the number of shares of Genlyte common stock that may be issued upon the exercise of outstanding options would exceed the lesser of 2,000,000 shares of Genlyte common stock or 10% of the issued and outstanding shares of Genlyte common stock.

        The option exercise prices are established by the Compensation Committee of the Genlyte Board of Directors and cannot be less than the greater of the fair market value of a share of Genlyte common stock on the date of grant, or the par value of Genlyte common stock. The term of each option and the vesting schedule (if any) shall be fixed by the Compensation Committee, but no option shall be exercisable more than seven years after the date the option is granted.

        Transactions under the 2003 and 1998 Stock Option Plans are summarized below:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding December 31, 2000	688,412	$17.79
Granted	211,000	27.52
Exercised	(183,650)	13.71
Canceled	(50,127)	19.82

Outstanding December 31, 2001	665,635	21.93
Granted	269,500	31.13
Exercised	(228,860)	19.24
Canceled	(27,050)	20.58

Outstanding December 31, 2002	679,225	26.60
Granted	254,350	27.49
Exercised	(110,620)	21.48
Canceled	(26,275)	25.75

Outstanding December 31, 2003	796,680	$27.62

Exercisable at End of Year
December 31, 2001	294,885	$19.29
December 31, 2002	173,825	19.65
December 31, 2003	185,780	$22.86

        Additional information about stock options outstanding as of December 31, 2003 is summarized below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$14.95-$18.60	30,600	2.0	$17.83	30,600	$17.83
$18.61-$22.25	71,780	2.1	19.94	71,780	19.94
$22.26-$25.90	44,500	4.2	24.93	22,750	24.91
$25.91-$29.55	359,800	5.1	27.38	54,400	27.75
$29.56-$33.21	277,000	5.0	31.14	6,250	31.00
$33.22-$40.51	13,000	6.0	38.48	—	—

	796,680	4.6	$27.62	185,780	$22.86

        GTG accounts for these Genlyte stock options using the intrinsic value method of APB 25 and related interpretations. Because all options granted have had an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based compensation has been recognized. Pro forma information regarding net income, as if stock-based compensation cost had been determined using the fair value recognition provisions of SFAS No. 123, is provided in note (2) Summary of Significant Accounting Policies—Stock-Based Compensation Costs. The weighted average fair values used in the calculations of stock-based compensation cost for options granted in 2003, 2002, and 2001 were $10.85, $12.33, and $11.90, respectively. The fair value of these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	2003	2002	2001
Risk-free interest rate	4.1%	4.1%	4.8%
Expected life, in years	6.0	6.0	6.0
Expected volatility	32.6%	32.6%	35.1%
Expected dividends	—	—	—

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

(16)    Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss) at December 31 consisted of the following:

	2003	2002	2001
Minimum pension liability, after tax	$(24,920)	$(24,610)	$(6,701)
Foreign currency translation adjustments	17,821	(2,355)	(2,375)

Total accumulated other comprehensive income (loss)	$(7,099)	$(26,965)	$(9,076)

(17)    Related-Party Transactions

        The Company in the normal course of business has transactions with Genlyte and Thomas. These transactions consist primarily of reimbursement for shared corporate headquarters expenses such as rent, office services, professional services, and shared personnel, and interest payments due on a loan payable to Thomas, which was repaid in November 2001. In August 2002, Genlyte moved its corporate headquarters to a new office building, which eliminated the majority of the shared corporate headquarters expenses with Thomas. As of December 31, 2003, the only corporate headquarters expense shared with Thomas related to the rent for a shared warehouse. GTG and Genlyte continue to share corporate headquarters expenses. Also, the Company pays royalties to the Schreder Group, which is the minority interest holder in a joint venture with the Company's Lumec division.

        In addition, while the distributions to Members discussed in note (3) "Formation of Genlyte Thomas Group LLC" are paid to Thomas entirely in cash, such distributions are not paid to Genlyte entirely in cash. Portions are still owed and have been recorded as related-party payables to Genlyte or Genlyte Canadian Holdings, LLC, a wholly-owned subsidiary of Genlyte. These payables bear interest at a rate of 1.85% at December 31, 2003.

        Related-party payables at December 31 consisted of the following:

	2003	2002
Payable to Genlyte	$6,108	$18,335
Payable to Genlyte Canadian Holdings, LLC	10,221	11,828
Payable to (receivable from) Thomas	(175)	139
Payable to the Schreder Group	205	181

Total related-party payables, net	$16,359	$30,483

        For the years ended December 31 the Company had the following related-party transactions:

	2003	2002	2001
Payments from Genlyte for:
Reimbursement of corporate headquarters expenses	$121	$110	$111
Payments to Thomas for:
Reimbursement of corporate expenses	4	230	387
Interest under the loan agreement	—	—	1,012
Royalties payable to the Schreder Group	205	181	—

(18)    Segment Reporting

        The Company's reportable operating segments include the Commercial Segment, the Residential Segment, and the Industrial and Other Segment. Intersegment sales are eliminated in consolidation and therefore not presented in the table below. Corporate assets and expenses are allocated to the segments. Information about the Company's operating segments as of and for the years ended December 31 follows:

	Commercial	Residential	Industrial and Other	Total
2003
Net sales	$772,888	$129,488	$131,523	$1,033,899
Operating profit	78,223	18,080	12,814	109,117
Assets	554,787	95,155	82,829	732,771
Depreciation and amortization	18,016	2,760	3,431	24,207
Expenditures for plant and equipment	13,103	2,220	2,236	17,559
2002
Net sales	$710,168	$132,378	$127,758	$970,304
Operating profit	71,586	16,320	11,384	99,290
Assets	495,075	97,138	80,768	672,981
Depreciation and amortization	16,882	2,862	3,425	23,169
Expenditures for plant and equipment	13,396	1,787	3,729	18,912
2001
Net sales	$712,662	$134,269	$138,245	$985,176
Operating profit	69,405	13,219	11,958	94,582
Assets	454,569	89,605	74,947	619,121
Depreciation and amortization	20,564	3,692	3,916	28,172
Expenditures for plant and equipment	15,634	1,663	2,953	20,250

(19)    Geographical Information

        The Company has operations throughout North America. Foreign net sales are all from Canadian operations. Foreign long-lived assets are primarily in Canada, with a minor amount in Mexico. Information about the Company's operations by geographical area as of and for the years ended December 31 follows:

	U.S.	Foreign	Total
2003
Net sales	$858,940	$174,959	$1,033,899
Operating profit	86,238	22,879	109,117
Long-lived assets	224,725	63,774	288,499
2002
Net sales	$814,219	$156,085	$970,304
Operating profit	78,288	21,002	99,290
Long-lived assets	213,843	54,000	267,843
2001
Net sales	$836,754	$148,422	$985,176
Operating profit	77,740	16,842	94,582
Long-lived assets	220,927	55,150	276,077

(20)    Subsequent Event

        On January 15, 2004 the Company acquired the assets of New Oxford Aluminum Company, a subsidiary of Lancaster Malleable Castings Company. The Company plans to continue operating this foundry in its current facility located in New Oxford, Pennsylvania. The New Oxford Aluminum Company has been a key supplier to the Company's Hadco division. Approximately 27% of its 2003 sales were to Hadco and other Company divisions. The purchase price of approximately $450 (including estimated acquisition costs) was funded from cash on hand.

QuickLinks

PART I.
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II.
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
PART III.
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV.
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
Schedule II—Valuation and Qualifying Accounts Thomas Industries Inc. and Subsidiaries December 31, 2003