Form 10-Q
period 2004-03-31
THOMAS INDUSTRIES INC
filed 2004-05-10
CIK 97886

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q




                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the quarterly period ended March 31, 2004


                          Commission File Number 1-5426


                             THOMAS INDUSTRIES INC.
--------------------------------------------------------------------------------
                (Exact name of Registrant as specified in its Charter)

       DELAWARE                                   61-0505332
-----------------------                --------------------------------
(State of incorporation)               (I.R.S. Employer Identification Number)

4360 BROWNSBORO ROAD, SUITE 300, LOUISVILLE, KENTUCKY             40207
-----------------------------------------------------            ------
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

As of May 6, 2004, 17,371,539 shares of the registrant's Common Stock were outstanding (net of treasury shares).

PART I. - FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)


                     THOMAS INDUSTRIES INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (IN THOUSANDS EXCEPT AMOUNTS PER SHARE)



                                                        THREE MONTHS ENDED
                                                            MARCH  31
                                                   -----------------------------
                                                       2004              2003
                                                   -----------------------------


Net sales                                          $ 109,518        $  92,346
Cost of products sold                                 71,135           59,231
                                                   -----------------------------
Gross profit                                          38,383           33,115

Selling, general and administrative
  expenses                                            29,000           24,578
Equity income from GTG                                7,422            6,143
                                                   -----------------------------
Operating income                                      16,805           14,680


Interest expense                                       1,026            1,086
Interest income and other income (expense)               606              (39)
                                                   -----------------------------
Income before income taxes and minority interest      16,385           13,555


Income taxes                                           5,735            4,742
                                                   -----------------------------
Income before minority interest                       10,650            8,813

Minority interest, net of tax                             -                7
                                                   -----------------------------
                                                   $  10,650        $  8,806
                                                   =============================
Net income per share:
    Basic                                          $    0.61        $    0.51
    Diluted                                        $    0.60        $    0.50

Dividends declared per share:                      $   0.095        $   0.085

Weighted average number of
    shares outstanding:
    Basic                                             17,318           17,139
    Diluted                                           17,779           17,507


See notes to condensed consolidated financial statements.



                     THOMAS INDUSTRIES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                          (Unaudited)
                                                                                           March 31             December 31
                                                                                             2004                 2003 *
                                                                                    ---------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                                        $          31,229       $         23,933
    Accounts receivable, less allowance
       (2004--$2,136; 2003--$2,270)                                                             58,621                 52,819
    Inventories:
           Finished products                                                                    31,266                 29,004
           Raw materials                                                                        27,863                 28,250
           Work in process                                                                       8,040                  8,641
                                                                                    ---------------------------------------------
                                                                                                67,169                 65,895
    Deferred income taxes                                                                        7,047                  6,688
    Other current assets                                                                         6,533                  6,287
                                                                                    ---------------------------------------------
Total current assets                                                                           170,599                155,622

Investment in GTG                                                                              221,353                214,405
Property, plant and equipment                                                                  185,084                185,123
    Less accumulated depreciation and amortization                                             (79,304)                (76,773)
                                                                                    ---------------------------------------------
                                                                                               105,780                108,350
Goodwill                                                                                        67,749                 70,164
Other intangible assets, net                                                                    21,008                 21,788
Other assets                                                                                     4,696                  4,715
                                                                                    ---------------------------------------------
Total assets                                                                         $         591,185        $       575,044
                                                                                    =============================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Notes payable                                                                    $           3,092      $           3,088
    Accounts payable                                                                            16,384                 14,312
    Accrued expense and other current liabilities                                               31,297                 30,519
    Dividends payable                                                                            1,646                  1,642
    Income taxes payable                                                                         5,726                     595
    Current portion of long-term debt                                                            9,739                  9,885
                                                                                    ---------------------------------------------
Total current liabilities                                                                       67,884                 60,041

Deferred income taxes                                                                            5,873                  6,177
Long-term debt, less current portion                                                           108,187                102,673
Long-term pension liability                                                                     13,189                 13,189
Other long-term liabilities                                                                      9,446                  9,609
                                                                                    ---------------------------------------------
Total liabilities                                                                              204,579                191,689

Shareholders' equity:
    Preferred stock, $1 par value, 3,000,000 shares authorized - none issued                         -                      -
    Common stock, $1 par value, shares authorized: 60,000,000; shares
       issued: 2004 - 18,181,078; 2003 - 18,108,664                                             18,181                 18,109
    Capital surplus                                                                            138,852                137,041
    Deferred compensation                                                                        1,506                  1,211
    Treasury stock held for deferred compensation                                               (1,506)                (1,211)
    Retained earnings                                                                          225,300                216,296
    Accumulated other comprehensive income (loss)                                               16,332                 23,968
    Less cost of 822,339 treasury shares                                                       (12,059)               (12,059)
                                                                                    ---------------------------------------------
Total shareholders' equity                                                                     386,606                383,355
                                                                                    ---------------------------------------------
Total liabilities and shareholders' equity                                           $         591,185        $       575,044
                                                                                    =============================================

* Derived from the audited  December 31, 2003  consolidated  balance sheet.
See notes to condensed consolidated financial statements.



                     THOMAS INDUSTRIES INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                       THREE MONTHS ENDED
                                                                                           MARCH 31
                                                                                 ---------------------------------
                                                                                          2004          2003
                                                                                 ---------------------------------

OPERATING ACTIVITIES
Net income                                                                              $  10,650      $  8,806
Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation and intangible amortization                                              4,017         3,869
      Deferred income taxes                                                                  (515)          124
      Equity income from GTG
      Other items                                                                             158           36
      Changes in operating assets and liabilities net of effect of acquisitions:
            Accounts receivable                                                            (6,865)       (5,140)
            Inventories                                                                    (2,674)       (3,459)
            Accounts payable                                                                2,707        (2,081)
            Income taxes payable
            Accrued expenses and other current liabilities                                  1,355         2,309
            Other                                                                          (1,309)         (446)
                                                                                 -------------------------------

Net cash provided by operating activities                                                   5,541           721

INVESTING ACTIVITIES

Purchases of property, plant and equipment                                                 (3,740)       (1,952)

Sales of property, plant and equipment                                                          2            13
                                                                                 -------------------------------

Net cash used in investing activities                                                      (3,738)       (1,939)

FINANCING ACTIVITIES
Proceeds  (payments)  on  short-term  debt,  net Proceeds  from  long-term  debt
Payments from long-term debt

Dividends paid                                                                             (1,642)       (1,455)

Other                                                                                       1,082           356
                                                                                 -------------------------------

Net cash provided by financing activities                                                   5,376         1,631


Effect of exchange rate changes                                                               117           26
                                                                                 -------------------------------

Net increase in cash and cash equivalents                                                   7,296           439

Cash and cash equivalents at beginning of period                                           23,933        18,879
                                                                                 -------------------------------
Cash and cash equivalents at end of period                                       $         31,229      $ 19,318
                                                                                 ===============================


See notes to condensed consolidated financial statements.


                     THOMAS INDUSTRIES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A - Basis of Presentation
------------------------------

The accompanying unaudited condensed consolidated financial statements of Thomas Industries Inc. ("Thomas" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. In the opinion of the Company's management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the financial position and the results of operations. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Note B - Acquisitions
---------------------

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

Note D - Comprehensive Income
-----------------------------
The reconciliation of net income to comprehensive income follows (in thousands):


                                                                    THREE MONTHS ENDED
                                                                         MARCH 31
                                                                ------------------------
                                                                  2004             2003
                                                                  ----             ----
         Net income                                              $10,650         $ 8,806
         Other comprehensive income (loss):
            Minimum pension liability (increase)                       7             (27)
                  Related tax expense (credit)                        (3)             9
            Derivative adjustment                                   (293)             -
                  Related tax expense                                111              -
            Foreign currency translation                          (7,458)         3,835
                                                                  -------       -------
         Total change in other comprehensive income (loss)        (7,636)         3,817
                                                                  -------       -------
         Total comprehensive income                              $ 3,014        $12,623
                                                                =========       =======


Note E - Net Income Per Share
-----------------------------
The computation of the numerator and denominator in computing basic and diluted net income per share follows (in thousands):

                                                                   THREE MONTHS ENDED
                                                                         MARCH 31
                                                                 ----------------------
                                                                   2004           2003
                                                                   ----           ----
Numerator:
    Net income                                                   $10,650         $8,806
                                                                 =======         ======
Denominator:
    Weighted average shares outstanding                           17,318         17,139

Effect of dilutive securities:
    Director and employee stock options                              445            322
    Employee performance shares
    Dilutive potential common shares
    Denominator for diluted earnings per share -
      adjusted weighted average shares and assumed conversions    17,779         17,507
                                                                 =======         ======


Note F - Segment Disclosures
----------------------------


(In  thousands)                                                     THREE MONTHS ENDED
                                                                        MARCH 31
                                                                --------------------------
                                                                   2004             2003
                                                                   ----             ----

Total net sales including intercompany sales
       Pump and Compressor                                      $135,716        $  112,127
Intercompany sales
       Pump and Compressor                                       (26,198)          (19,781)
                                                                --------       -----------
Net sales to unaffiliated customers
       Pump and Compressor                                      $109,518        $   92,346
                                                                ========        ==========

Operating income
         Pump and Compressor                                     $11,643        $   10,325
         Lighting*                                                 7,422             6,143
         Corporate                                                (2,260)           (1,788)
                                                               ---------        ----------
                                                                 $16,805        $  14,680
                                                                 =======        ==========

*Three months ended March 31 consists of equity income of $7,512,000 in 2004 and $6,222,000 in 2003 from our 32% interest in the joint venture, Genlyte Thomas
Group LLC (GTG), less $90,000 in 2004 and $79,000 in 2003 related to expense recorded for Thomas Industries stock options issued to GTG employees.


Note G - Goodwill and Other Intangible Assets
---------------------------------------------

The changes in net carrying amount of goodwill for the three months ended March 31, 2004 were as follows (in thousands):
                                                    THREE MONTHS ENDED
                                                      MARCH 31, 2004
                                                      --------------
   Balance at beginning of period                       $ 70,164
   Translation adjustments and other                      (2,415)
                                                        ----------
   Balance at end of period                             $ 67,749
                                                        ========

The goodwill included in the balance sheets is related to the Pump and Compressor Segment.

Certain   intangible  assets  have  definite  lives  and  are  being  amortized.
Amortizable intangible assets consist of the following (in thousands):


                               March 31, 2004                                 December 31, 2003
                  -----------------------------------------     ----------------------------------------------
                                           Accumulated                                        Accumulated
                   Life       Cost         Amortization            Life          Cost         Amortization
                   ----       ----         ------------            ----          ----         ------------

   Licenses        18-19    $     494      $   209                 18-19     $     503        $   207
   Patents         5-20         5,688          860                 5-20          5,917            771
   Other           1-15         3,721          946                 1-10          3,619            890
                           ------------ -------------------                  ------------- -------------------
   Total                    $   9,903      $ 2,015                           $  10,039         $1,868
                           ============ ===================                  ============= ===================


The total intangible amortization expense for the three months ended March 31, 2004 and 2003 was $219,000 and $291,000, respectively.

The estimated amortization expense for the next five years beginning January 1, 2004 through December 31, 2008 is as follows (in thousands):

      2004         $873
      2005          874
      2006          874
      2007          867
      2008          819

The Company has various trademarks totaling $12,334,000 at March 31, 2004 and $12,831,000 at December 31, 2003, that are not amortized. Also included in other intangible assets is an intangible asset associated with the minimum pension liability of $786,000 as of March 31, 2004 and December 31, 2003.

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

Note I - Genlyte Thomas Group LLC (GTG)
---------------------------------------

The following table contains certain unaudited financial information for GTG.

                            Genlyte Thomas Group LLC
                         Condensed Financial Information
                             (Dollars in Thousands)
                                             (Unaudited)
                                                 March 31,        December 31,
                                                  2004                2003
                                                  ----                ----
       GTG balance sheets:
          Current assets                      $471,149            $444,272
          Long-term assets                     287,014             288,499
          Current liabilities                  188,741             185,809
          Long-term liabilities                 51,750              51,003


                                                             Three Months
                                                            Ended March 31
                                                            --------------
                                                           2004          2003
                                                           ----          ----
       GTG income statements (unaudited):
          Net sales                                     $277,362    $  237,913
               Gross profit                               95,116        81,830
          Earnings before interest and taxes              25,219        21,163
          Net income                                      23,474        19,445

    Amounts recorded by Thomas Industries Inc.:
          Equity income from GTG                       $   7,512    $    6,222
          Stock option expense                               (90)          (79)
                                                       ---------    ----------
          Equity income reported by Thomas             $   7,422    $    6,143
                                                       =========    ==========

Note J - Stock-Based Compensation
---------------------------------

Stock options are granted under various stock compensation programs to employees and independent directors. In December 2003, the Company adopted the fair value recognition provisions of accounting for stock-based compensation under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) which required the Company to expense the fair value of employee stock options prospectively for all employee awards granted, modified or settled after January 1, 2003. Awards under the Company's plan vest over a period of five years. For employee stock options granted prior to 2003, the Company continues to use the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

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

                                                          Three Months Ended
                                                               March 31
                                                        ------------------------
                                                            2004          2003
                                                        ------------------------

Net income (as reported)                                  $  10,650    $  8,806
Add: Stock-based compensation expense for GTG employees
   included in reported net income, net of related tax
   effect.                                                       81          46
Deduct:  Total stock-based employee compensation
   determined under fair value based method for all
   awards, net of related tax effect.                          (195)       (194)
                                                        ------------------------
Net income (pro forma)                                    $  10,536    $  8,658
                                                        ========================

Net income per share (Basic) -        As reported             $ .61       $ .51
                                          Pro forma             .61         .51

Net income per share (Diluted) -    As reported                 .60         .50
                                          Pro forma             .59         .50

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

Changes in the Company's warranty liability for March 31, 2004 are as follows (in thousands):

                                                 THREE MONTHS ENDED
                                                   MARCH 31, 2004
                                                   --------------
   Balance at beginning of period                      $5,382
   Warranties accrued                                     970
   Settlements made and other                            (835)
   Balance at end of period                            $5,517
                                                       ======

Note L - Currency Risk Management
---------------------------------

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

All of the Company's derivative contracts are adjusted to current market values each period and qualify for hedge accounting under SFAS 133. The periodic gains and losses of the contracts designated as cash flows are deferred in other comprehensive income until the underlying transactions are recognized. Upon recognition, such gains and losses are recorded in operations as an adjustment to the carrying amounts of the underlying transactions in the period in which these transactions are recognized. The carrying values of derivative contracts are included in other current assets.

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

Note M - Pension and Other Postretirement Benefit Costs
-------------------------------------------------------

The components of net periodic benefit cost consisted of the following:

                                                                                                     OTHER
                                                                PENSION BENEFITS                POSTRETIREMENT
                                                                                                   BENEFITS
                                                     FOREIGN PLANS U.S. PLANS                    (U.S. PLANS)
                                         --------------------------------------------------- -----------------------
                                          2004         2003         2004         2003           2004       2003
                                         --------------------------------------------------- -----------------------
Service cost                             $   62       $   72       $   84       $   71       $  21        $  17
Interest cost                               141          148          131          128          23           21
Expected return on plan assets                -            -         (144)        (135)          -            -
Other amortization and deferral               4            -           60           51          10            8
                                         --------     -------      -------      -------      ------       -----
Net Periodic Benefit cost                $  207       $  220       $  131       $  115       $  54        $  46
                                         ======       ======       ======       ======       =====        =====


The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $570,000 to its pension plans in 2004. As of March 31, 2004, no contributions have been made. The Company continues to anticipate contributions to the plans of $570,000 for 2004.

In January 2004, the FASB issued FASB Staff Position No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP FAS 106-1"). FSP FAS 106-1 allows companies to assess the effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("MMA") on their postretirement benefit obligations and costs and reflect the effects in the 2003 financial statements, pursuant to SFAS No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions." Companies are also allowed to make a one-time election to defer accounting for the effects of MMA until authoritative guidance is issued. The guidance in FSP FAS 106-1 is effective for years ending after December 7, 2003. In accordance with FSP FAS 106-1, the Company made the one-time election to defer accounting for the effects of MMA and, therefore, the accumulated postretirement benefit obligation and postretirement net periodic benefit costs in the Company's consolidated financial statements and disclosed in this note do not reflect the effects of MMA on the Company's plans. In addition, specific authoritative guidance on the accounting for the federal subsidy, one of the provisions of MMA, is pending, and that guidance, when issued, could require the Company to change previously reported information. However, in the Company's opinion, any change due to the accounting for the federal subsidy would be immaterial.

Note N - Recent Accounting Pronouncements
-----------------------------------------

In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires a company to consolidate a variable interest entity if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns, or both. The Company has adopted the provisions of FIN 46, which did not have an impact on the Company's financial statements or disclosures.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets, and certain obligations that can be settled with shares of stock. Although certain portions of SFAS No. 150 have been deferred indefinitely, certain portions of the statement became effective during the third quarter of 2003. The provisions of this statement did not have and are not expected to have an impact on the Company's statement of financial position.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
The Company operates in two segments: Pump and Compressor Segment and Lighting Segment. The Pump and Compressor Segment designs, manufactures, markets, sells and services pump and compressor products through worldwide operations. In August 2002, we significantly increased the size of our pump and compressor business by acquiring substantially all the assets and liabilities of Werner Rietschle Holding GmbH ("Rietschle"), a privately held company based in Schopfheim, Germany. Rietschle's operating results are included in the Company's operating results since the August 29, 2002 acquisition date. The Pump and Compressor Segment supplies products to the original equipment manufacturer
(OEM) market in such applications as medical equipment, environmental, mobile, printing, packaging and many others. An important market to the Company is the medical equipment market, which includes compressors used in oxygen concentrators, nebulizers, aspirators, and other devices. As previously announced, we expect our sales to the oxygen concentrator OEM market to be reduced in 2004 by $4 million to $6 million as a result of the loss of one of our customer's oxygen concentrator product lines to a competitor beginning in the third quarter of 2004. Even with the loss of these sales, the Company has a leading market share in the oxygen concentrator OEM market worldwide. In order to reduce our cost structure and remain price competitive, we are in the process of constructing a manufacturing facility in China, which should be in production in the first half of 2005. We continue to rationalize our existing production facilities around the world to achieve efficient high quality production capabilities. During 2003, we closed our manufacturing facility in Fleurier, Switzerland, and relocated this production to other facilities. We incurred moving related costs for this shutdown. As this was a former Rietschle facility, all other shutdown costs were recorded as goodwill as part of the opening balance sheet adjustments contemplated in the transaction. In 2003, we also built and opened a new facility in Memmingen, Germany and relocated from the older leased facility late in 2003, incurring approximately $400,000 in relocation costs. This new building will allow the Company to produce in a more efficient manner and consolidate production. In February 2004, the Company announced the closing of its Wuppertal, Germany manufacturing facility which will generate approximately $3.2 million of one-time costs in 2004. The Company has recorded $818,000 of expense in the first three months of 2004, related to this closure. Production from the Wuppertal facility will be transferred to the new Memmingen facility. We believe these steps were necessary to better position the Company for future growth opportunities given the current competitive environment. We have been notified of certain commodity cost increases which will impact our costs in future periods, although we will attempt to offset these with price increases of our own.

The Company also operates in the Lighting Segment through its 32% interest in the Genlyte Thomas Group LLC (GTG) joint venture. The Company's investment in GTG is accounted for using the equity method of accounting. GTG designs, manufacturers, markets, and sells lighting fixtures for a wide variety of applications in the commercial, industrial and residential markets for both indoor and outdoor fixtures. Terms of the LLC Agreement can be found in our Joint Proxy Statement dated July 23, 1998, which is on file with the Securities and Exchange Commission.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Thomas' discussion and analysis of its financial condition and results of operations are based upon Thomas' consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. When preparing these consolidated financial statements, the Company is required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company evaluates its estimates including, but not limited to, those related to product warranties, bad debts, inventories, equity investments, income taxes, pensions and other postretirement benefits, contingencies, and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial conditions of Thomas' customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

Thomas provides for the estimated cost of product warranties. While the Company engages in extensive product quality programs and processes, should actual product failure rates differ from estimates, revisions to the estimated warranty liability would be required. Thomas writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. For the Rietschle acquisition which occurred in 2002, the Company utilized an independent appraiser in determining the fair value of assets and liabilities acquired. If actual market conditions or other factors are different than those used by the independent appraiser, then additional asset write-downs may be required.

Thomas holds a 32 percent interest in GTG, which comprises Thomas' lighting segment and is accounted for using the equity method. If future adverse changes in market conditions or poor operating results of GTG occurred, it could result in losses or an inability to recover the carrying value of the Company's investment, thereby possibly requiring an impairment charge in the future. GTG's critical accounting policies are determined separately by The Genlyte Group Incorporated, which owns 68 percent of GTG and consolidates the GTG results.

RESULTS OF OPERATIONS
The Company's net income was $10.7 million in the first quarter ended March 31, 2004, compared to $8.8 million in the first quarter ended March 31, 2003. This 20.9% increase was primarily due to higher sales volume and increased earnings from GTG. The Company benefited slightly in the 2004 first quarter from foreign currency transaction gains. The first quarter of 2004 also included after-tax charges of $.5 million from costs associated with the closure of the Wuppertal, Germany facility.

PUMP AND COMPRESSOR SEGMENT
Net sales for the Pump and Compressor Segment increased 18.6% to $109.5 million for the first quarter ended March 31, 2004, compared to $92.3 million in the first quarter of 2003. This sales increase of $17.2 million included an estimated $8.6 million related to the effects of exchange rate fluctuations. The North American operations reported a 5.8% increase in 2004 sales compared to 2003 due to strength in the medical and environmental markets. Sales from our European operations increased 27.5% for the first quarter 2004 versus 2003. We estimate that approximately 60% of this increase in Europe came from the favorable effect of exchange rates. Europe reported increased sales in the printing and environmental markets. Asia Pacific reported a 33.9% improvement in sales for the first quarter of 2004 versus 2003. We estimate that approximately 37% of this increase in Asia Pacific net sales was due to favorable exchange rates. Asia Pacific had additional sales increases from the medical market.

Gross profit for the Pump and Compressor Segment was $38.4 million, or 35.0% of sales in the first quarter of 2004, compared to $33.1 million, or 35.9% in the first quarter of 2003. The decrease in the percent to sales in 2004 is primarily related to the effect of exchange rates on intercompany purchases of inventory from our German factories.

The Pump and Compressor Segment's selling, general and administrative (SG&A) expenses were $26.7 million, or 24.4% of sales, in the first quarter of 2004, compared to $22.8 million, or 24.7%, in the same period in 2003. The increase in the 2004 SG&A amount is primarily related to the sales volume increase, exchange rate impact, higher costs associated with our new ERP system and to the $.8 million expense in 2004 for the Wuppertal facility closure.

Pump and Compressor Segment operating income for the first quarter ended March 31, 2004, was $11.6 million, or 10.6% of sales, compared to $10.3 million, or 11.2% of sales in the first quarter of 2003. The 2004 increase in operating income is primarily related to the sales volume increase. North America,

Europe and Asia Pacific operations all posted increases in the first quarter operating income for 2004 versus 2003. Exchange rates had only a slight unfavorable impact in 2004 to the Pump and Compressor operating income, while the Wuppertal shutdown reduced 2004 operating income by $.8 million.

LIGHTING SEGMENT
The Genlyte Group Incorporated (Genlyte) and Thomas formed the Genlyte Thomas Group LLC (GTG) on August 30, 1998. Thomas' investment in GTG is accounted for using the equity method of accounting. The Lighting Segment's operating income includes our 32% interest in GTG, as well as expenses related to Thomas Industries stock options issued to GTG employees and our amortization of Thomas' excess investment in GTG for periods prior to January 1, 2002. The Lighting Segment operating income for the first quarter of 2004 was $7.4 million compared to $6.1 million in the comparable 2003 period. This increase is due primarily to a 16.6% increase in GTG sales.

Under the terms of the LLC Agreement, Thomas currently has the right (a "Put Right"), but not the obligation, to require the Joint Venture (GTG) to purchase all, but not less than all, of Thomas' ownership interest in GTG at the applicable purchase price. The purchase price shall be equal to the "Fair Market Value" of GTG multiplied by Thomas' ownership percentage in GTG. The "Fair Market Value" means the value of the total interest in GTG computed as a going concern, including the control premium.

At any time after Thomas exercises its Put Right, Genlyte has the right, in its sole discretion and without the need of approval from Thomas, to cause GTG to be sold by giving notice to the GTG Management Board, and the Management Board must then proceed to sell GTG subject to a fairness opinion from a recognized investment banking firm.

Also under the terms of the LLC Agreement, on or after the final settlement or disposition of Genlyte's case related to the Keene Creditors Trust lawsuit against Genlyte and others, either Thomas or Genlyte has the right, but not the obligation to buy the other party's interest in GTG (the "Offer Right"). If Thomas and Genlyte cannot agree on the terms, then GTG or the business of GTG shall be sold to the highest bidder. Either party may participate in bidding for the purchase of GTG or the business of GTG. On March 17, 2003, the Southern District of New York Federal District Court entered a summary judgment in favor of Genlyte and the other defendants in the case. As a result, the case against all defendants, including Genlyte, was dismissed in its entirety. On April 14, 2003, the Creditors Trust filed a Notice of Appeal to the United States Court of Appeals for the Second Circuit from the final judgment entered on March 17, 2003. Argument on appeal was heard on March 24, 2004 before a three-judge Panel of the Second Circuit. On April 9, 2004, the Panel affirmed by Summary Order the judgment of the lower Court which had dismissed the case. On April 23, 2004, the Trust filed a Petition for Panel Rehearing of its own Summary Order; however, the Petition requested the Panel to reconsider only a single issue relative to another party, which does not bear on any claim against Genlyte. Since the Trust still has the ability to appeal, no final settlement or disposition has occurred and neither party has the ability to exercise the offer right.

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

CORPORATE
As disclosed in Note F (Segment Disclosures) in the consolidated financial statements, consolidated operating income includes corporate expenses. Corporate expenses were $2.3 million for the three months ended March 31, 2004, compared to $1.8 million for 2003. The increase in 2004 relates to higher personnel costs, higher costs associated with compliance with the Sarbanes-Oxley Act, higher Kentucky license taxes due to tax law changes, and additional costs related to expanding our presence in China.

Interest expense for the three months ended March 31, 2004 was $1.0 million compared to $1.1 million for 2003. The slight reduction in interest expense in 2004 is primarily related to the $7.7 million payment of long-term debt on January 31, 2004, which carried a 9.36% annual interest rate. This was partially offset by higher short-term borrowing levels during the first quarter of 2004.

Interest income and other for the three months ended March 31, 2004 was income of $606 thousand compared to charge of $39 thousand in the first quarter of 2003. The 2004 first quarter includes positive impacts from foreign currency transaction gains, while 2003 includes negative impacts from foreign currency transaction losses.

Income tax provisions were $5.7 million and $4.7 million in the three months ended March 31, 2004 and 2003, respectively. The effective income tax rate was 35% in the first quarters of 2004 and 2003.

LIQUIDITY AND SOURCES OF CAPITAL
Cash flows provided by operations in the first quarter of 2004 were $5.5 million compared to $.7 million in the 2003 first quarter. The increase in 2004 was primarily related to changes in accounts payable and income taxes payable, as well as increases in net income.

Cash used in investing activities was $3.7 million for the three months of 2004 compared to $1.9 million in the comparable 2003 period. The increase in 2004 was related to increases in capital expenditures of property, plant and equipment in 2004 for purposes of improving manufacturing processes and efficiencies, as well as replacement of old equipment.

Financing activities provided cash of $5.4 million and $1.6 million in the first three months of 2004 and 2003, respectively. The increase in 2004 relates primarily to additional net borrowings of short-term and long-term debt in 2004 of $3.2 million.

Dividends paid in the first quarter of 2004 and 2003 were $1.6 million and $1.5 million, respectively. The increase in 2004 primarily relates to an increase in the quarterly dividend per share from $.085 to $.095, effective with the April 1, 2003 dividend.

As of March 31, 2004, the Company had standby letters of credit totaling $4,410,000 with expiration dates during 2004. The Company anticipates that these letters of credit will be renewed at their expiration dates.

The Company announced in December 1999 that it planned to repurchase, from time to time depending on market conditions and other factors, up to 15 percent, or 2,373,000 shares, of its outstanding Common Stock in the open market or through privately negotiated transactions at the prevailing market prices. No purchases were made under this repurchase plan during the first quarter of 2004. Under the December 1999 repurchase plan, the Company has purchased, on a cumulative basis through March 31, 2004, 879,189 shares at a cost of $17.3 million, or an average cost of $19.72 per share. The Company plans to fund any purchase of Company stock through a combination of cash flows generated from operating activities and our revolving line of credit.

Working capital increased from $95.6 million at December 31, 2003, to $102.7 million at March 31, 2004, primarily due to increases in accounts receivable and inventories to support business activities.

(Dollars in thousands)                             March 31,        December 31,
                                                      2004             2003
                                                      ----             ----
Working capital                                      $102,715          $95,581
Current ratio                                            2.51             2.59
Long-term debt, less current portion                 $108,187         $102,673
Long-term debt to total capital                          21.9%            21.1%

Certain loan agreements of the Company include restrictions on working capital, operating leases, tangible net worth, and the payment of cash dividends and stock distributions. Under the most restrictive of these arrangements, retained earnings of $130.2 million are not restricted at March 31, 2004. Thomas is currently in compliance with all covenants or other requirements set forth in its borrowing agreements. In the event of non-compliance or if Thomas prepays the debt, then Thomas would incur a penalty. At March 31, 2004, the prepayment penalty would have been approximately $.6 million on a pre-tax basis.

As of March 31, 2004, the Company had a $120 million revolving line of credit with its banks through August 28, 2005, $99 million of which was outstanding. This line of credit was used to fund the cash payment of $83 million for the Rietschle acquisition and to support the short-term needs of the business for working capital changes, fixed asset additions, and general business use. As of March 31, 2004, the Company had uncommitted short-term borrowing arrangements being used by some of its foreign offices which totaled $3.1 million. As of March 31, 2004 and 2003, except as described above related to the GTG joint venture, management was aware of no relationships with any other unconsolidated entities, financial partnerships, structured finance entities, or special purpose entities which were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

The statements contained in the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as other statements contained in this Form 10-Q Report and statements contained in future filings with the Securities and Exchange Commission and publicly disseminated press releases, and statements which may be made from time to time in the future by management of the Company in presentations to shareholders, prospective investors, and others interested in the business and financial affairs of the Company, which are not historical facts, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Any projections of financial performance or statements concerning expectations as to future developments should not be construed in any manner as a guarantee that such results or developments will, in fact, occur. There can be no assurance that any forward-looking statement will be realized or that actual results will not be significantly different from that set forth in such forward-looking statement. In addition to the risks and uncertainties of ordinary business operations, the forward-looking statements of the Company referred to above are also subject to the risks and uncertainties set forth in our annual report on Form 10-K for the year ended December 31, 2003.

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk.

The Company's long-term debt bears interest at variable rates, with the exception of the $7.7 million senior notes that accrue interest at a 9.36% fixed rate. Short-term borrowings of $3.1 million at March 31, 2004, are priced at variable interest rates. The Company's results of operations and cash flows, therefore, would be affected by interest rate changes to its variable rate debt. At March 31, 2004, $113.3 million was outstanding. A 100 basis point movement in the interest rate on the variable rate debt of $113.3 million would result in an $1,133,000 annualized effect on interest expense and cash flows ($736,000 net of tax).

The Company also has short-term investments, including cash equivalents, of $13.5 million as of March 31, 2004, that bear interest at variable rates. A 100 basis point movement in the interest rate would result in an approximate $135,000 annualized effect on interest income and cash flows ($88,000 net of tax).

The fair value of the Company's long-term debt is estimated based on current interest rates offered to the Company for similar instruments. A 100 basis point movement in the interest rate would result in an approximate $67,000 annualized effect on the fair value of long-term debt ($44,000 net of tax).

The Company has significant operations consisting of sales and manufacturing activities in foreign countries. As a result, the Company's financial results could be significantly affected by factors such as changes in currency exchange rates or changing economic conditions in the foreign markets in which the Company manufactures or distributes its products. Currency exposures for our Pump and Compressor Segment are concentrated in Germany but exist to a lesser extent in other parts of Europe, Asia, and South America. Our Lighting Segment currency exposure is primarily in Canada. There is a risk associated with changing foreign exchange rates. The Company's objective is to reduce earnings and cash flow volatility associated with foreign exchange rates to allow management to focus its attention on its core business issues and challenges.
Accordingly, the Company enters into foreign currency forward contracts that change in value as foreign exchange rates change to protect the value of anticipated foreign currency revenues and expenses. The gains and losses on these contracts offset changes in the value of the underlying transactions as they occur. The Euro is the only currency hedged. At March 31, 2004, the Company held forward contracts expiring through March 2005 to hedge probable, but not firmly committed, intercompany inventory purchases. These hedging contracts are classified as cash flow hedges and accordingly, are adjusted to current market values through other comprehensive income until the underlying transactions are recognized. Upon recognition, such gains and losses are recorded in operations as an adjustment to the carrying amounts of the underlying transactions in the period in which these transactions are recognized. At March 31, 2004, the foreign currency forward contracts had a notional amount of Euro 6,000,000 and fair value of approximately $115,000. The fair value of the foreign currency forward contracts, which represents a liability, is included in accrued expenses and other current liabilities. The amount of net loss deferred through other comprehensive income as of March 31, 2004, was approximately $71,000. There was no gain or loss recognized through other income/expense during the fiscal first three months of 2004. A 100 basis point movement in foreign currency rates on the Company's open foreign exchange contracts at March 31, 2004 would not materially affect the Company's financial statements.

ITEM 4.  Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company's disclosure controls and procedures are effective in all material respects to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of the previous mentioned evaluation.

PART II.  OTHER INFORMATION
-------   -----------------

ITEM 6.  Exhibits and Reports on Form 8-K

               (a)      Exhibits

                          31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

                          31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

                          32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant Section 906 of the Sarbanes - Oxley Act of 2002, filed herewith.

               (b)      Reports of Form 8-K

                         A Form 8-K was filed on February 10, 2004, attaching a press release announcing fourth quarter 2003 and fiscal year 2003 sales and earnings.

                         A Form 8-K was filed on February 12, 2004, attaching a press release announcing the resignation of Dieter W. Rietschle from Thomas Industries Inc.'s Board of Directors.

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

Date:  May 10, 2004