Form 10-Q/A
period 2004-03-31
THOMAS INDUSTRIES INC
filed 2004-05-19
CIK 97886

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q/A-1




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

EXPLANATORY NOTE:
-----------------

This amendment is being filed to complete information in the Registrant's Condensed Consolidated Statements of Cash Flow (unaudited) and Note E to Notes to Condensed Consolidated Financial Statement (unaudited), which information was omitted from the original filing.



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



                     THOMAS INDUSTRIES INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                       THREE MONTHS ENDED
                                                                                           MARCH 31
                                                                                 ---------------------------------
                                                                                          2004          2003
                                                                                 ---------------------------------

OPERATING ACTIVITIES
Net income                                                                              $  10,650      $  8,806
Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation and intangible amortization                                              4,017         3,869
      Deferred income taxes                                                                  (515)          124
      Equity income from GTG                                                               (7,422)       (6,143)
      Other items                                                                             158           36
      Changes in operating assets and liabilities net of effect of acquisitions:
            Accounts receivable                                                            (6,865)       (5,140)
            Inventories                                                                    (2,674)       (3,459)
            Accounts payable                                                                2,707        (2,081)
            Income taxes payable                                                            5,439         2,846
            Accrued expenses and other current liabilities                                  1,355         2,309
            Other                                                                          (1,309)         (446)
                                                                                 -------------------------------

Net cash provided by operating activities                                                   5,541           721

INVESTING ACTIVITIES

Purchases of property, plant and equipment                                                 (3,740)       (1,952)

Sales of property, plant and equipment                                                          2            13
                                                                                 -------------------------------

Net cash used in investing activities                                                      (3,738)       (1,939)

FINANCING ACTIVITIES
Proceeds (payments) on short-term debt, net                                                   171        (1,421)
Proceeds from long-term  debt                                                              16,534        12,000
Payments from long-term debt                                                              (10,769)       (7,849)

Dividends paid                                                                             (1,642)       (1,455)

Other                                                                                       1,082           356
                                                                                 -------------------------------

Net cash provided by financing activities                                                   5,376         1,631


Effect of exchange rate changes                                                               117           26
                                                                                 -------------------------------

Net increase in cash and cash equivalents                                                   7,296           439

Cash and cash equivalents at beginning of period                                           23,933        18,879
                                                                                 -------------------------------
Cash and cash equivalents at end of period                                       $         31,229      $ 19,318
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
                                                                =========       =======


Note E - Net Income Per Share
-----------------------------
The computation of the numerator and denominator in computing basic and diluted net income per share follows (in thousands):

                                                                   THREE MONTHS ENDED
                                                                         MARCH 31
                                                                 ----------------------
                                                                   2004           2003
                                                                   ----           ----
Numerator:
    Net income                                                   $10,650         $8,806
                                                                 =======         ======
Denominator:
    Weighted average shares outstanding                           17,318         17,139

Effect of dilutive securities:
    Director and employee stock options                              445            322
    Employee performance shares                                       16             46
                                                                 -------         ------
    Dilutive potential common shares                                 461            368
                                                                 -------         ------
    Denominator for diluted earnings per share -
      adjusted weighted average shares and assumed conversions    17,779         17,507
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

               (a)      Exhibits

                          31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

                          31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

                          32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant Section 906 of the Sarbanes - Oxley Act of 2002, filed herewith.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned thereunto duly authorized.

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

Date:  May 19, 2004