Form 10-Q
period 2004-06-30
THOMAS INDUSTRIES INC
filed 2004-08-09
CIK 97886

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q




          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended June 30, 2004


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes X No __

As of July 28, 2004, 17,459,904 shares of the registrant's Common Stock were outstanding (net of treasury shares).

PART I. - FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)


                     THOMAS INDUSTRIES INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (IN THOUSANDS EXCEPT AMOUNTS PER SHARE)

                                                              THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                    JUNE 30                  JUNE 30
                                                            -----------------------  ---------------------
                                                               2004         2003         2004        2003
                                                            -----------------------  ---------------------



Net sales ...............................................   $ 102,656    $  95,810   $ 212,174   $ 188,156
Cost of products sold ...................................      65,093       62,050     136,228     121,281
                                                            -----------------------  ---------------------
Gross profit ............................................      37,563       33,760      75,946      66,875

Selling, general and administrative
  expenses ..............................................      29,368       25,194      58,368      49,772
Equity income from GTG...................................
                                                                7,997        6,887      15,419      13,030
                                                            -----------------------  ---------------------
Operating income ........................................      16,192       15,453      32,997      30,133


Interest expense ........................................         935        1,026       1,961       2,112
Interest income and other income ........................        (172)          94         434          55
                                                            -----------------------  ---------------------
Income before income taxes and minority interest ........      15,085       14,521      31,470      28,076


Income taxes ............................................       5,280        5,079      11,015       9,821
                                                            -----------------------  ---------------------
Income before minority interest .........................       9,805        9,442      20,455      18,255

Minority interest, net of tax ...........................        --             10        --            17
                                                            -----------------------  ---------------------
Net income ..............................................   $   9,805    $   9,432   $  20,455   $  18,238
                                                            =======================  =====================

Net income per share:
    Basic ...............................................   $    0.56    $    0.55   $    1.18   $    1.06
    Diluted .............................................   $    0.55    $    0.54   $    1.15   $    1.04

Dividends declared per share: ...........................   $   0.095    $   0.095   $    0.19   $    0.18

Weighted average number of shares outstanding:
    Basic ...............................................      17,391       17,179      17,355      17,159
    Diluted .............................................      17,781       17,550      17,743      17,514


See notes to condensed consolidated financial statements




                     THOMAS INDUSTRIES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                               (Unaudited)
                                                                                 June 30       December 31
                                                                                  2004            2003 *
                                                                               -----------------------------
ASSETS
Current assets:
    Cash and cash equivalents ..............................................     $  37,379      $  23,933
    Accounts receivable, less allowance
       (2004--$2,149; 2003--$2,270) ........................................        59,448         52,819
    Inventories:
           Finished products ...............................................        31,622         29,004
           Raw materials ...................................................        30,342         28,250
           Work in process .................................................         8,057          8,641
                                                                               -----------------------------
                                                                                    70,021         65,895
    Deferred income taxes ..................................................         6,804          6,688
    Other current assets ...................................................         5,806          6,287
                                                                               -----------------------------
Total current assets .......................................................       179,458        155,622

Investment in GTG ..........................................................       224,767        214,405
Property, plant and equipment ..............................................       189,569        185,123
    Less accumulated depreciation and amortization .........................       (82,780)       (76,773)
                                                                               -----------------------------
                                                                                   106,789        108,350
Goodwill ...................................................................        62,545         70,164
Other intangible assets, net ...............................................        21,110         21,788
Other assets ...............................................................         4,828          4,715
                                                                               -----------------------------
Total assets ...............................................................     $ 599,497      $ 575,044
                                                                               =============================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Notes payable ..........................................................     $   5,082      $   3,088
    Accounts payable .......................................................        15,350         14,312
    Accrued expense and other current liabilities ..........................        33,342         30,519
    Dividends payable ......................................................         1,651          1,642
    Income taxes payable ...................................................         3,985            595
    Current portion of long-term debt ......................................         9,775          9,885
                                                                               -----------------------------
Total current liabilities ..................................................        69,185         60,041

Deferred income taxes ......................................................         5,788          6,177
Long-term debt, less current portion .......................................       103,812        102,673
Long-term pension liability ................................................        13,189         13,189
Other long-term liabilities ................................................         9,184          9,609
                                                                               -----------------------------
Total liabilities ..........................................................       201,158        191,689

Shareholders' equity:

    Preferred stock, $1 par value, 3,000,000 shares authorized - none issued          --             --
    Common stock, $1 par value, shares authorized: 60,000,000; shares
       issued: 2004 - 18,274,960; 2003 - 18,108,664 ........................        18,275         18,109
    Capital surplus ........................................................       139,791        137,041
    Deferred compensation ..................................................         1,518          1,211
    Treasury stock held for deferred compensation ..........................        (1,518)        (1,211)
    Retained earnings ......................................................       233,454        216,296
    Accumulated other comprehensive income .................................        18,878         23,968
    Less cost of 822,339 treasury shares ...................................       (12,059)       (12,059)
                                                                               -----------------------------
Total shareholders' equity .................................................       398,339        383,355
                                                                               -----------------------------
Total liabilities and shareholders' equity .................................     $ 599,497      $ 575,044
                                                                               =============================

* Derived from the audited December 31, 2003 consolidated balance sheet. See notes to condensed consolidated financial statements.



                     THOMAS INDUSTRIES INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                       SIX MONTHS ENDED
                                                                                            JUNE 30
                                                                                   --------------------------
                                                                                       2004          2003
                                                                                   --------------------------

OPERATING ACTIVITIES
Net income .....................................................................    $  20,455     $  18,238
Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation and intangible amortization .................................        8,147         7,609
      Deferred income taxes ....................................................         (458)       (1,755)
      Equity income from GTG ...................................................      (15,419)      (13,030)
      Distributions from GTG ...................................................        4,350         3,250
      Other items ..............................................................          241           151
      Changes in operating assets and liabilities net of effect of acquisitions:
            Accounts receivable ................................................       (7,520)       (3,260)
            Inventories ........................................................       (5,145)       (5,929)
            Accounts payable ...................................................        1,233        (4,192)
            Income taxes payable ...............................................        4,194         3,275
            Accrued expenses and other current liabilities .....................        2,882         4,790
            Other ..............................................................          126        (1,861)
                                                                                   --------------------------
Net cash provided by operating activities ......................................       13,086         7,286

INVESTING ACTIVITIES
Purchases of property, plant and equipment .....................................       (7,577)       (6,544)

Sales of property, plant and equipment .........................................           47            80

Purchases of companies, net of cash acquired ...................................        6,154        (1,534)
                                                                                   --------------------------
Net cash used in investing activities ..........................................       (1,376)       (7,998)

FINANCING ACTIVITIES
Proceeds from short-term debt, net .............................................        2,091         1,820

Payments on long-term debt .....................................................      (17,288)      (12,990)

Proceeds from long-term debt ...................................................       18,563        12,000

Dividends paid .................................................................       (3,288)       (2,912)

Other ..........................................................................        1,569         1,028
                                                                                   --------------------------
Net cash provided by (used in) financing activities.............................        1,647        (1,054)


Effect of exchange rate changes ................................................           89           615
                                                                                    --------------------------
Net increase (decrease) in cash and cash equivalents ...........................       13,446        (1,151)

Cash and cash equivalents at beginning of period ...............................       23,933        18,879
                                                                                   --------------------------
Cash and cash equivalents at end of period .....................................     $ 37,379      $ 17,728
                                                                                   ==========================


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

The results of operations for the three-month and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. In the opinion of the Company's management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the financial position and the results of operations. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Note B - Acquisitions
---------------------

On June 3, 2004, the Company received $6.2 million in cash, which represents an adjustment to the Company's purchase price of Werner Rietschle Holding GmbH ("Rietschle"). Rietschle was acquired on August 29, 2002. The original purchase price consisted of $83.3 million in cash and 1.8 million treasury shares of the Company's common stock. The purchase agreement specified the negotiation process to be followed for various items in dispute, so that an adjustment to the purchase price could occur at a subsequent time. In June 2004, negotiations on certain disputed items were completed and this adjustment reduced goodwill by $6.2 million.

The adjusted aggregate purchase price for Rietschle consists of (in thousands):

Initial cash paid by the Company                     $  83,288
Fair value of Thomas common stock                       44,754
Transaction costs                                        5,931
Purchase price adjustment received in cash              (6,154)
                                                    -----------
Total adjusted aggregate purchase price               $127,819
                                                     ==========

On November 20, 2003, the Company purchased the remaining 25% minority interest in the Company's New Zealand subsidiary for $244,000. All of the purchase price was allocated to goodwill. The Company now owns 100% of the New Zealand subsidiary.

On July 31, 2003, the Company purchased all of the outstanding equity interest of Aldax AB of Stockholm, Sweden for $2.6 million, of which $1.7 million was paid in cash at the acquisition date, while $900,000 was recorded as a long-term liability to be paid on July 31, 2005 in accordance with the purchase agreement. Approximately $2.0 million of the purchase price was allocated to goodwill.

On April 11, 2003, the Company purchased the remaining 20% minority interest in the Company's Italian subsidiary for $1.5 million. All of the purchase price was allocated to goodwill. The Company now owns 100% of the Italian subsidiary.

Note C - Subsequent Event
-------------------------

On July 31, 2004, the Company sold its 32% interest in the Genlyte Thomas Group LLC (GTG; see Note J) for approximately $400 million, which is an estimate that will not be finalized until March 2005 due to tax considerations. Transaction costs and taxes are estimated to be $83 million. Approximately $103 million of the proceeds were used to pay down short-term and long-term debt. The only debt remaining outstanding are capitalized leases. The remaining proceeds will be invested in short-term investment grade instruments.

Note D - Contingencies
----------------------

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

The Company, like other similar manufacturers, is subject to environmental rules and regulations regarding the use, disposal and cleanup of substances regulated under environmental protection laws. It is the Company's policy to comply with these rules and regulations, and the Company believes that its practices and procedures are designed to meet this compliance. The Company is involved in remedial efforts at certain of its present and former locations. The Company records appropriate liabilities for such matters, when costs can be reasonably estimated. Management does not believe that the ultimate resolution of environmental matters will have a material adverse effect on its consolidated financial position, results of operations or liquidity.

In the normal course of business, the Company is a party to legal proceedings and claims. When costs can be reasonably estimated, appropriate liabilities for such matters are recorded. While management currently believes the amount of ultimate liability, if any, with respect to these actions will not materially affect the consolidated financial position, results of operations, or liquidity of the Company, the ultimate outcome of any litigation is uncertain. Were an unfavorable outcome to occur, the impact could be material to the Company.

Note E - Comprehensive Income
-----------------------------
The reconciliation of net income to comprehensive income follows (in thousands):


                                                       THREE MONTHS                      SIX MONTHS
                                                       ENDED JUNE 30                    ENDED JUNE 30
                                                   -------------------              ---------------------
                                                   2004            2003           2004             2003
                                                   ----            ----           ----             ----
Net income                                       $9,805          $9,432         $20,455          $18,238
Other comprehensive income (loss):
   Minimum pension liability (increase)               3             (36)             10              (63)
      Related tax (benefit) expense                  (1)             13              (4)              22
   Derivative adjustment                            139               -            (154)               -
      Related tax (benefit) expense                 (53)              -              58                -
   Foreign currency translation                   2,458           7,255          (5,000)          11,090
                                                  -----           -----          -------          ------
Total change in other comprehensive income        2,546           7,232          (5,090)          11,049
                                                  -----           -----          -------          ------

Total comprehensive income                      $12,351         $16,664         $15,365          $29,287
                                                =======         =======         =======          =======

Note F - Net Income Per Share
-----------------------------
The computation of the numerator and denominator in computing basic and diluted net income per share follows (in thousands):

                                                         THREE MONTHS                  SIX MONTHS
                                                        ENDED JUNE 30                 ENDED JUNE 30
                                                        -------------                 -------------
                                                   2004            2003           2004             2003
                                                   ----            ----           ----             ----
Numerator:
    Net income                                   $9,805          $9,432         $20,455          $18,238
                                                 ======          ======         =======          =======
Denominator:
    Weighted average shares outstanding          17,391          17,179          17,355           17,159
Effect of dilutive securities:
    Director and employee stock options             379             349             375              330
    Employee performance shares                      11              22              13               25
                                                 ------          ------         -------          -------
Dilutive potential common shares                    390             371             388              355
                                                 ------          ------         -------          -------
Denominator for diluted earnings per share
   - adjusted weighted average shares and
     assumed conversions                         17,781          17,550          17,743           17,514
                                                 ======          ======          ======           ======


Note G - Segment Disclosures
----------------------------


(In thousands)                                       THREE MONTHS                       SIX MONTHS
                                                     ENDED JUNE 30                     ENDED JUNE 30
                                                  ------------------           ---------------------------

                                                  2004             2003            2004            2003
                                                  ----             ----            ----            ----

Total net sales including intercompany sales
       Pump and Compressor                     $127,996        $117,813        $263,712         $229,940
Intercompany sales
       Pump and Compressor                      (25,340)        (22,003)        (51,538)         (41,784)
                                               --------        --------        --------         --------
Net sales to unaffiliated customers
       Pump and Compressor                     $102,656        $ 95,810        $212,174         $188,156
                                               ========        ========         ========        ========

Operating income
         Pump and Compressor                   $ 10,873         $10,334         $22,516         $ 20,659
         Lighting*                                7,997           6,887          15,419           13,030
         Corporate                               (2,678)         (1,768)         (4,938)          (3,556)
                                               --------        --------        --------         --------
                                               $ 16,192         $15,453        $ 32,997         $ 30,133
                                               ========        ========        ========         ========


*Three months ended June 30 consists of equity income of $8,033,000 in 2004 and $6,952,000 in 2003 from our 32% interest in the joint venture, Genlyte Thomas Group LLC (GTG), less $36,000 in 2004 and $65,000 in 2003 related to expense recorded for Thomas Industries stock options issued to GTG employees. Six months ended June 30 consists of equity income of $15,545,000 in 2004 and $13,174,000 in 2003 from our 32% interest in GTG, less $126,000 in 2004 and $144,000 in 2003 related to expense recorded for Thomas Industries stock options issued to GTG employees.

Note H - Goodwill and Other Intangible Assets
---------------------------------------------

The changes in net carrying amount of goodwill for the six months ended June 30, 2004 were as follows (in thousands):
                                                    SIX MONTHS ENDED
                                                      JUNE 30, 2004
                                                      -------------
   Balance at beginning of period                       $ 70,164
   Adjustments to Rietschle acquisition                   (6,196)
   Translation adjustments and other                      (1,423)
                                                        ----------
   Balance at end of period                             $ 62,545
                                                        ==========

The goodwill included in the balance sheets is related to the Pump and Compressor Segment.

Certain   intangible  assets  have  definite  lives  and  are  being  amortized.
Amortizable intangible assets consist of the following (in thousands):


                               JUNE 30, 2004                                  DECEMBER 31, 2003
                  -----------------------------------------     ----------------------------------------------
                                           ACCUMULATED                                        ACCUMULATED
                   LIFE       COST         AMORTIZATION            LIFE          COST         AMORTIZATION
                   ----       ----         ------------            ----          ----         ------------

   Licenses        18-19    $   498        $   215                 18-19     $     503        $   207
   Patents         5-20       5,781            995                 5-20          5,917            771
   Other           1-15       3,781          1,061                 1-10          3,619            890
                           -------------------------------                  --------------------------------
   Total                    $10,060        $ 2,271                           $  10,039         $1,868
                           ===============================                  ================================


The total intangible amortization expense for the six months ended June 30, 2004 and 2003 was $442,000 and $471,000, respectively.

The estimated amortization expense for the next five years beginning January 1, 2004 through December 31, 2008 is as follows (in thousands):

             2004          $891
             2005           898
             2006           898
             2007           890
             2008           842

The Company has various trademarks totaling $12,535,000 at June 30, 2004 and $12,831,000 at December 31, 2003, that are not amortized. Also included in other intangible assets is an intangible asset associated with the minimum pension liability of $786,000 as of June 30, 2004 and December 31, 2003.

Note I - Long-lived Assets
--------------------------

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

Note J - Genlyte Thomas Group LLC (GTG)
---------------------------------------

The following table contains certain unaudited financial information for GTG.

                            GENLYTE THOMAS GROUP LLC
                         CONDENSED FINANCIAL INFORMATION
                             (DOLLARS IN THOUSANDS)

                                                  (UNAUDITED)
                                                     JUNE 30,       DECEMBER 31,
                                                      2004              2003
                                                      ----              ----
       GTG balance sheets:
          Current assets                           $511,876           $444,272
          Long-term assets                          285,949            288,499
          Current liabilities                       217,684            185,809
          Long-term liabilities                      51,802             51,003



                                                          THREE MONTHS               SIX MONTHS
                                                          ENDED JUNE 30             ENDED JUNE 30
                                                          -------------             -------------
                                                        2004        2003         2004         2003
                                                        ----        ----         ----         ----
       GTG income statements (unaudited):
          Net sales                                   $301,437    $254,113     $578,799    $492,026
          Gross profit                                 107,549      88,729      202,665     170,559
          Earnings before interest and taxes            27,520      23,259       52,739      44,422
          Net income                                    25,104      21,724       48,578      41,169

    Amounts recorded by Thomas Industries Inc.:
          Equity income from GTG                       $8,033       $6,952      $15,545     $13,174
          Stock option expense                            (36)         (65)        (126)       (144)
                                                      --------    --------     --------    --------
          Equity income reported by Thomas             $7,997       $6,887      $15,419     $13,030
                                                      ========    ========     ========    ========


Note K - Stock-Based Compensation
---------------------------------

Stock options are granted under various stock compensation programs to employees and independent directors. In December 2003, the Company adopted the fair value recognition provisions of accounting for stock-based compensation under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") which required the Company to expense the fair value of employee stock options prospectively for all employee awards granted, modified or settled after January 1, 2003. Awards under the Company's plan vest over a period of five years. For employee stock options granted prior to 2003, the Company continues to use the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

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



                                                            THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                                 JUNE 30                                  JUNE 30
                                                           ---------------------                       -----------------
                                                                  2004            2003                   2004            2003
                                                        ---------------------------------     -------------------------------------

Net income (as reported)                                    $     9,805   $     9,432            $   20,455        $   18,238
Add: Stock-based compensation expense for GTG employees
   included in reported net income, net of related tax
   effect                                                            33            59                   115               131
Deduct:  Total stock-based employee compensation
   determined under fair value based method for all
   awards, net of related tax effect                               (146)         (209)                 (341)             (430)
                                                        ---------------------------------     -------------------------------------
Net income (pro forma)                                      $     9,692   $     9,282           $    20,229      $     17,939
                                                        =================================     =====================================

Net income per share (Basic) -        As reported                $ .56         $ .55                 $1.18            $ 1.06
                                          Pro forma                .56           .54                  1.17              1.05

Net income per share (Diluted) -     As reported                   .55           .54                  1.15              1.04
                                          Pro forma                .55           .53                  1.14              1.02


Note L - Product Warranty Costs
-------------------------------

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

Changes in the Company's warranty liability for June 30, 2004 are as follows (in thousands):

                                                 SIX MONTHS ENDED
                                                   JUNE 30, 2004
   Balance at beginning of period                      $5,382
   Warranties accrued                                   2,017
   Settlements made and other                          (1,617)
                                                      --------
   Balance at end of period                            $5,782
                                                      ========

Note M - Currency Risk Management
---------------------------------

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

Note N - Pension and Other Postretirement Benefit Costs
-------------------------------------------------------

The components of net periodic benefit cost consisted of the following:


                                                                                                     OTHER
Three months ended June 30:                                     PENSION BENEFITS                POSTRETIREMENT
---------------------------                                     -----------------                  BENEFITS
                                                                                                   --------
                                               FOREIGN PLANS           U.S. PLANS                  U.S. PLANS
                                         --------------------------------------------------- -----------------------
                                           2004         2003         2004         2003           2004       2003
                                         ------------ ------------ ------------ ------------ ----------- -----------
Service cost                             $   62       $   72       $   81       $   71       $  21        $  17
Interest cost                               141          148          132          128          23           21
Expected return on plan assets                -            -         (156)        (135)          -            -
Other amortization and deferral               4            -           47           51          10            8
                                         ------       ------       ------       -------      -----        -----
Net Periodic Benefit cost                $  207        $ 220       $  104       $  115       $  54        $  46
                                         ======        =====       ======       ======       =====        =====


                                                                                                     OTHER
Six months ended June 30:                                       PENSION BENEFITS                POSTRETIREMENT
-------------------------                                       -----------------                   BENEFITS
                                                                                                    --------
                                              FOREIGN PLANS            U.S. PLANS                U.S. PLANS
                                         --------------------------------------------------- -----------------------
                                          2004         2003         2004         2003           2004       2003
                                         ------------ ------------ ------------ ------------ ----------- -----------
Service cost                             $ 124        $ 144        $ 162        $ 142        $  42        $  34
Interest cost                              282          296          264          256           46           42
Expected return on plan assets               -            -         (312)        (270)           -            -
Other amortization and deferral              8            -           94          102           20           16
                                         -----        -----        -----        -----        -----        -----
Net Periodic Benefit cost                $ 414        $ 440        $ 208        $ 230        $ 108        $  92
                                         =====        =====        =====        =====        =====        =====


As of June 30, 2004, no contributions have been made, but the Company anticipates contributions to the plans of $570,000 for 2004.

Note O - Recent Accounting Pronouncements
-----------------------------------------

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

In May 2003,  the FASB issued SFAS No. 150,  "Accounting  for Certain  Financial
Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets, and certain obligations that can be settled with shares of stock. Although certain portions of SFAS No. 150 have been deferred indefinitely, certain portions of the statement became effective during the third quarter of 2003. The provisions of this statement did not have and are not expected to have an impact on the Company's statement of financial position.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"), which introduces a Medicare prescription drug benefit, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit, was enacted. On May 19, 2004, the FASB issued Financial Staff Position No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", ("FSP 106-2") to discuss certain accounting and disclosure issues raised by the Act. FSP 106-2 addresses accounting for the federal subsidy for the sponsors of single employer defined benefit postretirement healthcare plans and disclosure requirements for plans for which the employer has not yet been able to determine actuarial equivalency. Except for certain nonpublic entities, FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004 (the quarter ending September 30, 2004 for the Company). We have not yet concluded whether the prescription drug benefits provided under our postretirement plan are actuarially equivalent to the Medicare benefit as necessary to qualify for the subsidy. The reported net periodic benefit costs of our postretirement plan in the accompanying Financial Statements and Note N to the Financial Statements do not reflect the effects of the Act. Adoption of FSP 106-2 could require revisions to previously reported information. While we may be eligible for benefits under the Act based on the prescription drug benefits provided in our postretirement plan, we do not believe such benefits will have a material impact on our Financial Statements.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
The Company operates in the Pump and Compressor Segment and until July 31, 2004, also operated in the Lighting Segment. The Pump and Compressor Segment designs, manufactures, markets, sells and services pump and compressor products through worldwide operations. In August 2002, we significantly increased the size of our pump and compressor business by acquiring substantially all the assets and liabilities of Werner Rietschle Holding GmbH ("Rietschle"), a privately held company based in Schopfheim, Germany. Rietschle's operating results are included in the Company's operating results since the August 29, 2002 acquisition date. The Pump and Compressor Segment supplies products to the original equipment manufacturer (OEM) market in such applications as medical equipment, environmental, mobile, printing, packaging and many others. An important market to the Company is the medical equipment market, which includes compressors used in oxygen concentrators, nebulizers, aspirators, and other devices. As previously announced, we expect our sales to the oxygen concentrator OEM market to be reduced in 2004 by $4 million to $6 million as a result of the loss of one of our customer's oxygen concentrator product lines to a competitor beginning late in the second quarter of

2004. Even with the loss of these sales, the Company believes it has the leading market share in the oxygen concentrator OEM market worldwide. Pricing in this market has continued to erode due to competition and threat of foreign manufacturers. In order to reduce our cost structure and remain price competitive, we are in the process of constructing a manufacturing facility in China, which should be in production in the first half of 2005. We continue to rationalize our existing production facilities around the world to achieve efficient high quality production capabilities. During 2003, we closed our manufacturing facility in Fleurier, Switzerland, and relocated this production to other facilities. We incurred moving related costs for this shutdown. As this was a former Rietschle facility, all other shutdown costs were recorded as goodwill as part of the opening balance sheet adjustments contemplated in the transaction. In 2003, we also built and opened a new facility in Memmingen, Germany and relocated from the older leased facility late in 2003, incurring approximately $400,000 in relocation costs. This new facility allows the Company to produce in a more efficient manner and consolidate production. In February 2004, the Company announced the closing of its Wuppertal, Germany manufacturing facility which will generate approximately $3.2 million of one-time costs in 2004. The Company has recorded $1.1 million and $1.9 million of pre-tax charges in the second quarter and the first six months of 2004, respectively, related to this closure. Production from the Wuppertal facility has now been transferred to the new Memmingen facility. We believe these steps were necessary to better position the Company for future growth opportunities given the current competitive environment. We have received certain commodity cost increases which will impact our costs in future periods, although we will attempt to offset these with price increases of our own. The Company is also experiencing increased costs related to requirements by Section 404 of the Sarbanes-Oxley Act. In the second quarter and six month periods ended June 30, 2004, the Company recorded approximately $370,000 of pre-tax charges related to Sarbanes-Oxley and expects an additional $900,000 in the second half of 2004, most of which will be in the third quarter.

Until July 31, 2004, the Company also operated in the Lighting Segment through its 32% interest in the Genlyte Thomas Group LLC (GTG) joint venture. The Company's investment in GTG was accounted for by using the equity method of accounting. GTG designs, manufacturers, markets, and sells lighting fixtures for a wide variety of applications in the commercial, industrial and residential markets for both indoor and outdoor fixtures. On July 31, 2004, the Company sold its 32% interest in GTG to The Genlyte Group Incorporated for approximately $400 million. Since this sale occurred after the current reporting period, the Company's results for the three months and six months ended June 30, 2004, include its 32% interest in GTG for those periods. Given the sale of GTG, the Company is evaluating its segment reporting requirements for future filings.

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

Prior to the sale of Thomas' interest in GTG, Thomas held a 32 percent interest in GTG, which comprised Thomas' lighting segment and was accounted for using the equity method. GTG's critical accounting policies are determined separately by The Genlyte Group Incorporated, which consolidates the GTG results.

RESULTS OF OPERATIONS
The Company's net income was $9.8 million in the second quarter ended June 30, 2004, compared to $9.4 million in the same period in 2003. Year-to-date net income was $20.5 million for the six months ended June 30, 2004, compared to $18.2 million for the 2003 six month period. The second quarter and six month increases of 4.0% and 12.2% respectively, were primarily due to higher sales volume and increased earnings from GTG. The Company's 2004 net income was negatively impacted in the second quarter and six month periods due to the strengthening of the euro. Also negatively impacting the 2004 net income were charges of $.7 million in the second quarter and $1.2 million in the six month period for costs associated with the closure of the Wuppertal, Germany facility. Costs related to Section 404 of the Sarbanes-Oxley Act was $240,000 in the 2004 second quarter and first six months.

PUMP AND COMPRESSOR SEGMENT
Net sales for the Pump and Compressor Segment increased 7.1% to $102.7 million for the second quarter ended June 30, 2004, compared to $95.8 million in the second quarter of 2003. This net sales increase of $6.9 million included an estimated $4.5 million related to the effects of exchange rate fluctuations. The North American operations reported an .8% decrease in 2004 second quarter net sales compared to 2003 due to weakness in the automotive and medical markets. Sales from our European operations increased 11.0% for the second quarter of 2004 versus 2003. We estimate that approximately two-thirds of this increase in Europe came from the favorable effect of exchange rates. Sales increases in Europe were primarily in the printing, environmental and food and beverage markets. These net sales increases were partially offset by lower sales to the automotive and medical markets in Europe. As previously announced, our medical market sales for the 2004 second quarter were negatively impacted by the loss of one of our oxygen concentrator customers beginning in June. Asia Pacific reported a 23.8% increase in net sales compared to the second quarter of 2003. We estimate that approximately one-third of this increase in Asia Pacific net sales was due to exchange rate fluctuations. The Asia Pacific sales increases came primarily from the printing and medical markets. Net sales for the six months ended June 30, 2004, increased 12.8% to $212.2 million compared to $188.2 million for the comparable 2003 period. This sales increase of $24.0 million included an estimated $13.1 million related to the effects of exchange rate fluctuations. Net sales for the North American operations had a 2.5% increase in 2004 net sales compared to the 2003 six month period. This increase was primarily due to very strong first quarter sales in the medical market, as well as improvements in the laboratory and industrial markets. These increases were partially offset by lower sales in the automotive market. The European operations reported a 19.0% increase in 2004 net sales compared to 2003. We estimate that approximately two-thirds of the European net sales increase was due to exchange rate fluctuations. The European sales increases were primarily in the printing, environmental, food and beverage and industrial markets. Net sales in Asia Pacific increased 28.5% over the 2003 six month period. We estimated that approximately one-third of this increase was due to exchange rate impact. Asia Pacific reported increases in the printing, environmental, medical and industrial markets.

Gross profit for the Pump and Compressor Segment in the second quarter of 2004 was $37.6 million, or 36.6% of net sales, compared to $33.8 million, or 35.2% in the second quarter of 2003. Gross profit for the six months ended June 30, 2004 was $75.9 million, or 35.8% of net sales, compared to $66.9 million, or 35.5% in the same period in 2003. During the second quarter of 2004, we began to see favorable impacts from factory rationalization decisions made in 2003. Aggressive cost reductions plans are also providing favorable impacts.

The Pump and Compressor Segment's selling, general and administrative (SG&A) expenses were $26.7 million, or 26.0% of net sales, in the second quarter of 2004, compared to $23.4 million, or 24.5%, in the same period in 2003. SG&A expenses for the six months ended June 30, 2004 were $53.4 million, or 25.2% of net sales, compared to $46.2 million, or 24.6%, for 2003. The increase in the 2004 amounts for the second quarter and six month periods is primarily related to the sales volume increase, exchange rate impact, higher costs associated with our new ERP system and Sarbanes-Oxley costs. Additionally, we recorded expenses of $1.1 million and $1.9 million in the 2004 second quarter and six month periods, respectively, related to the 2004 Wuppertal facility closure.

Pump and Compressor Segment operating income for the second quarter ended June 30, 2004, was $10.9 million, or 10.6% of net sales, compared to $10.3 million, or 10.8%, in the second quarter of 2003. The 2004 second quarter includes Wuppertal shutdown expense of $1.1 million. While the Europe and Asia Pacific operations had increases in operating income for the second quarter of 2004 compared to 2003, the North American operations reported a decrease due to higher SG&A costs. For the six months ended June 30, 2004, operating income was $22.5 million, or 10.6% of net sales, compared to $20.7 million, or 11.0%, in 2003. The 2004 six month period includes expense of $1.9 million related to the Wuppertal shutdown. The North American operations were slightly below 2003 operating income levels due to weakness in the automotive market sales activity. Both the European and Asia Pacific operations reported increases in operating income for the 2004 six month period compared to 2003, primarily due to higher sales volume.

LIGHTING SEGMENT
The Genlyte Group Incorporated (Genlyte) and Thomas formed the Genlyte Thomas Group LLC (GTG) on August 30, 1998. On July 31, 2004, Thomas sold its 32% interest in GTG to Genlyte for approximately $400 million. Thomas' investment in GTG was accounted for using the equity method of accounting. The Lighting Segment's operating income includes our 32% interest in GTG, as well as expenses related to Thomas Industries stock options issued to GTG employees and our amortization of Thomas' excess investment in GTG for periods prior to January 1, 2002. The Lighting Segment operating income for the second quarter of 2004 was $8.0 million compared to $6.9 million in the comparable 2003 period. This increase is due primarily to a 18.6% increase in GTG sales. For the six months ended June 30, 2004, operating income for the Lighting Segment was $15.4 million compared to $13.0 million in 2003. This increase is due primarily to a 17.6% increase in GTG sales.

CORPORATE
As disclosed in Note F (Segment Disclosures) in the consolidated financial statements, consolidated operating income includes corporate expenses. Corporate expenses were $2.7 million for the three months ended June 30, 2004, compared to $1.8 million for 2003. For the six months ended June 30, 2004, corporate expenses were $4.9 million, compared to $3.6 million in 2003. The increase in 2004 for the second quarter and six month periods relates to higher personnel costs, higher costs associated with compliance with the Sarbanes-Oxley Act, higher Kentucky license taxes due to tax law changes, higher legal expenses related to the Rietschle Thomas integration, and additional costs related to expanding our presence in China.

Interest expense for the three months ended June 30, 2004 was $.9 million compared to $1.0 million for 2003. For the six months ended June 30, 2004, interest expense was $2.0 million, compared to $2.1 million for 2003. The slight reduction in interest expense in 2004 for the second quarter and six month periods is primarily related to the $7.7 million payment of long-term debt on January 31, 2004, which carried a 9.36% annual interest rate. This was partially offset by higher short-term borrowing levels during 2004.

Interest income and other for the three months ended June 30, 2004 was expense of $172 thousand compared to income of $94 thousand in the second quarter of 2003. The 2004 second quarter includes negative impacts from foreign currency transaction losses, while 2003 includes positive impacts from foreign currency transaction gains. For the six months ended June 30, 2004, interest income and other was income of $434 thousand compared to income of $55 thousand in the 2003 period. The 2004 six month period includes a slight positive impact from foreign currency transaction gains. Interest income was also higher in 2004 compared to 2003 due to higher invested cash balances.

Income tax provisions were $5.3 million and $5.1 million in the three months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004, income tax provisions were $11.0 million compared to $9.8 million in 2003. The effective income tax rate was 35% in the second quarter and six month periods of 2004 and 2003.

LIQUIDITY AND SOURCES OF CAPITAL
Cash flows provided by operations in the six months ended June 30, 2004 were $13.1 million compared to $7.3 million in the 2003 six month period. The increase in 2004 was primarily related to changes in accounts payable and income taxes payable, as well as increases in net income and increased distributions from GTG.

Cash used in investing activities was $1.4 million for the first six months of 2004 compared to $8.0 million in the comparable 2003 period. The 2004 amount includes capital expenditures of $7.6 million, which are partially offset by cash received of $6.2 million related to an adjustment to the Rietschle purchase price. The 2003 amount includes capital expenditures of $6.5 million and $1.5 million paid by the Company for the remaining 20% minority interest in our Italian subsidiary.

Financing activities provided cash of $1.6 million in the first six months of 2004 and used cash of $1.1 million in the first six months of 2003. The increase in 2004 relates primarily to additional net borrowings of short-term and long-term debt in 2004 of $2.5 million.

Dividends paid in the first six months of 2004 and 2003 were $3.3 million and $2.9 million, respectively. The increase in 2004 primarily relates to an increase in the quarterly dividend per share from $.085 to $.095, effective with the April 1, 2003 dividend.

As of June 30, 2004, the Company had standby letters of credit totaling $4,410,000 with expiration dates during 2004. The Company anticipates that these letters of credit will be renewed at their expiration dates.

The Company announced in December 1999 that it planned to repurchase, from time to time depending on market conditions and other factors, up to 15 percent, or 2,373,000 shares, of its outstanding Common Stock in the open market or through privately negotiated transactions at the prevailing market prices. No purchases were made under this repurchase plan during the first half of 2004. Under the December 1999 repurchase plan, the Company has purchased, on a cumulative basis through June 30, 2004, 879,189 shares at a cost of $17.3 million, or an average cost of $19.72 per share. The Company plans to fund any purchase of Company stock through a combination of cash flows generated from operating activities and our revolving line of credit.

Working capital increased from $95.6 million at December 31, 2003, to $110.3 million at June 30, 2004, primarily due to increases in accounts receivable and inventories to support business activities, as well as the $6.2 million cash received for the Rietschle purchase price adjustment.

                                             June 30,       December 31,
(Dollars in thousands)                         2004             2003
                                               ----             ----

Working capital                              $110,273        $95,581
Current ratio                                    2.59           2.59
Long-term debt, less current portion         $103,812       $102,673
Long-term debt to total capital                  20.7%          21.1%

Certain loan agreements of the Company include restrictions on working capital, operating leases, tangible net worth, and the payment of cash dividends and stock distributions. Under the most restrictive of these arrangements, retained earnings of $136.0 million are not restricted at June 30, 2004. Thomas is currently in compliance with all covenants or other requirements set forth in its borrowing agreements. In the event of non-compliance or if Thomas prepays the debt, then Thomas would incur a penalty. At June 30, 2004, the prepayment penalty would have been approximately $.3 million on a pre-tax basis.

As of June 30, 2004, the Company had a $120 million revolving line of credit with its banks through August 28, 2005, $95 million of which was outstanding. This line of credit was used to fund the cash payment of $83 million for the Rietschle acquisition and to support the short-term needs of the business for working capital changes, fixed asset additions, and general business use. As of June 30, 2004, the Company had uncommitted short-term borrowing arrangements being used by certain of its foreign offices which totaled $5.1 million. As of June 30, 2004 and 2003, except as described above related to the GTG joint venture, management was aware of no relationships with any other unconsolidated entities, financial partnerships, structured finance entities, or special purpose entities which were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

As mentioned in Note C, on July 31, 2004, the Company sold its 32% interest in GTG for approximately $400 million. This transaction will create significant changes to our working capital and debt levels for our next 10-Q reporting requirement at September 30, 2004. Net cash proceeds of approximately $317 million will initially increase working capital. Then this increase in working capital will be reduced by approximately $103 million as debt is paid down resulting in lower debt levels.

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk.

The Company's long-term debt bears interest at variable rates, with the exception of the $7.7 million senior notes that accrue interest at a 9.36% fixed rate. Short-term borrowings of $5.1 million at June 30, 2004, are priced at variable interest rates. The Company's results of operations and cash flows, therefore, would be affected by interest rate changes to its variable rate debt. At June 30, 2004, $111.0 million of variable rate debt was outstanding. A 100 basis point movement in the interest rate on the variable rate debt of $111.0 million would result in an $1,110,000 annualized effect on interest expense and cash flows. This interest rate risk on variable rate debt will be significantly lower for our next 10-Q reporting requirement as of September 30, 2004, due to the pay down of approximately $103 million of debt with proceeds from the sale of GTG.

The Company also has short-term investments, including cash equivalents, of $20.6 million as of June 30, 2004, that bear interest at variable rates. A 100 basis point movement in the interest rate would result in an approximate $206,000 annualized effect on interest income and cash flows. This interest rate risk on variable rate investments will be significantly higher for our next 10-Q reporting requirement as of September 30, 2004, due to the invested proceeds from the sale of GTG.

The fair value of the Company's long-term debt is estimated based on current interest rates offered to the Company for similar instruments. A 100 basis point movement in the interest rate would result in an approximate $47,000 annualized effect on the fair value of long-term debt.

The Company has significant operations consisting of sales and manufacturing activities in foreign countries. As a result, the Company's financial results could be significantly affected by factors such as changes in currency exchange rates or changing economic conditions in the foreign markets in which the Company manufactures or distributes its products. Currency exposures for our Pump and Compressor Segment are concentrated in Germany but exist to a lesser extent in other parts of Europe, Asia, and South America. Our Lighting Segment currency exposure is primarily in Canada. There is a risk associated with changing foreign exchange rates. The Company's objective is to reduce earnings and cash flow volatility associated with foreign exchange rates to allow management to focus its attention on its core business issues and challenges.
Accordingly, the Company enters into foreign currency forward contracts that change in value as foreign exchange rates change to protect the value of anticipated foreign currency revenues and expenses. The gains and losses on these contracts offset changes in the value of the underlying transactions as they occur. The Euro is the only currency hedged. At June 30, 2004, the Company held forward contracts expiring through June 2005 to hedge probable, but not firmly committed, intercompany inventory purchases. These hedging contracts are classified as cash flow hedges and accordingly, are adjusted to current market values through other comprehensive income until the underlying transactions are recognized. Upon recognition, such gains and losses are recorded in operations as an adjustment to the carrying amounts of the underlying transactions in the period in which these transactions are recognized. At June 30, 2004, the foreign currency forward contracts had a notional amount of Euro 6,000,000 and fair value of approximately $24,000. The fair value of the foreign currency forward contracts, which represents an asset, is included in other current assets. The amount of net gain deferred through other comprehensive income as of June 30, 2004, was approximately $24,000.

ITEM 4.  Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company's disclosure controls and procedures are effective in all material respects to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls, during the period covered by this report.

PART II.  OTHER INFORMATION
-------   -----------------

ITEM 4.  Submission of Matters to a Vote of Security Holders

                (a) A regular Annual Meeting of Shareholders was held on April 22, 2004.

                (b) Class III Directors elected at the Annual Meeting of Shareholders were H. Joseph Ferguson, Anthony A. Massaro, and George H. Walls, Jr. Directors whose terms of office as a director continued after the meeting were Timothy C. Brown, Wallace H. Dunbar, Lawrence E. Gloyd, William M. Jordan and Franklin J. Lunding, Jr.

                (c) The voting at the Annual Meeting of Shareholders was as follows:

                          Proposal No. 1 - Election of Directors
                                                            For         Withheld
                                                            ---         --------
                               H. Joseph Ferguson       15,850,996       344,415
                               Anthony A. Massaro       15,815,383       380,028
                               George H. Walls, Jr.     15,568,145       627,265

                          Proposal No. 2 - Resolution to approve the Amended and Restated Thomas Industries Inc. 1995 Incentive Stock Plan

                                  For                   13,272,987
                                  Against                1,297,400
                                  Abstain                  742,193

                          Proposal No. 3 - Resolution to redeem Preferred Stock Purchase Rights

                                  For                    9,608,111
                                  Against                5,536,655
                                  Abstain                  167,815

ITEM 6.  Exhibits and Reports on Form 8-K

                (a)      Exhibits

                         2 Purchase Agreement filed May 21, 2004 among Genlyte Thomas Group LLC, The Genlyte Group Incorporated and the Company, filed as
                                   Exhibit 2 to registrant's report on Form 8-K filed May 21, 2004, hereby incorporated by reference.


                         31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

                         31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

                         32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

                (b)      Reports on Form 8-K

                         A Form 8-K was filed on April 21, 2004, attaching a press release announcing first quarter 2004 results.

                         A Form 8-K was filed on April 23, 2004, attaching a press release declaring a quarterly cash dividend and reporting on the results of the Annual Meeting of Shareholders.

                         A Form 8-K was filed on May 21, 2004, attaching a press release announcing the Corporation's agreement to sell its joint venture interest in Genlyte Thomas Group LLC and attaching purchase agreement.

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

Date:  August 9, 2004