Form 10-Q
period 2004-09-30
THOMAS INDUSTRIES INC
filed 2004-11-09
CIK 97886

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q




           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended September 30, 2004


                          Commission File Number 1-5426


                             THOMAS INDUSTRIES INC.
--------------------------------------------------------------------------------
                (Exact name of Registrant as specified in its Charter)

       DELAWARE                                            61-0505332
-----------------------              -------------------------------------------
(State of incorporation)             (I.R.S. Employer Identification Number)

4360 BROWNSBORO ROAD, SUITE 300, LOUISVILLE, KENTUCKY             40207
-----------------------------------------------------            --------
 (Address of principal executive offices)                      (Zip Code)

                                  502/893-4600
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes X No
                                              ---   ---

As of November 3, 2004, 17,655,893 shares of the registrant's Common Stock were outstanding (net of treasury shares).

PART I. - FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)


                     THOMAS INDUSTRIES INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (IN THOUSANDS EXCEPT AMOUNTS PER SHARE)


                                                             THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                  SEPTEMBER 30             SEPTEMBER 30
                                                           -----------------------    -----------------------
                                                                2004        2003         2004        2003
                                                           -----------------------    -----------------------


Net Sales                                                   $  97,697    $  88,985    $ 309,871    $ 277,141

Cost of products sold                                          62,264       59,472      198,492      180,753
                                                           -----------------------    -----------------------
Gross profit                                                  35,433       29,513      111,379       96,388

Selling, general and administrative
  expenses                                                     29,447       24,222       87,815       73,994
Equity income from GTG                                          3,189       10,615       18,608       23,645
Gain on sale of GTG                                           160,771         --        160,771         --
                                                           -----------------------    -----------------------
Operating income                                              169,946       15,906      202,943       46,039


Interest expense                                                  435          951        2,396        3,063
Interest income                                                   885           58        1,134          204
Other income (expense)                                           (194)         222           (9)         131
                                                            -----------------------    -----------------------
Income before income taxes and minority interest              170,202       15,235      201,672       43,311


Income taxes                                                   79,934        4,647       90,949       14,468
                                                           -----------------------    -----------------------
Income before minority interest                                90,268       10,588      110,723       28,843

Minority interest, net of tax                                    --              5         --             22
                                                           -----------------------    -----------------------
Net income                                                  $  90,268    $  10,583    $ 110,723    $  28,821
                                                           =======================    =======================

Net income per share:
    Basic                                                   $    5.16    $    0.61    $    6.36    $    1.68
    Diluted                                                 $    5.07    $    0.60    $    6.25    $    1.64

Dividends declared per share:                               $   0.095    $   0.095    $   0.285    $   0.275

Weighted average number of shares outstanding:

    Basic                                                      17,509       17,217       17,406       17,179

    Diluted                                                    17,800       17,594       17,722       17,527


See notes to condensed consolidated financial statements






                     THOMAS INDUSTRIES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                          (Unaudited)
                                                                                         September 30           December 31
                                                                                             2004                 2003 *
                                                                                    ---------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                                        $         68,837       $         23,933
    Short-term investments                                                                    203,356                      -
    Accounts receivable, less allowance
       (2004--$2,234; 2003--$2,270)                                                            57,084                 52,819
    Inventories:
           Finished products                                                                   32,946                 29,004
           Raw materials                                                                       30,221                 28,250
           Work in process                                                                      8,583                  8,641
                                                                                    ---------------------------------------------
                                                                                               71,750                 65,895
    Deferred income taxes                                                                       4,659                  6,688
    Other current assets                                                                        8,087                  6,287
                                                                                    ---------------------------------------------
Total current assets                                                                          413,773                155,622

Investment in GTG                                                                                   -                214,405
Property, plant and equipment                                                                 193,235                185,123
    Less accumulated depreciation and amortization                                            (86,456)               (76,773)
                                                                                    ---------------------------------------------
                                                                                              106,779                108,350
Goodwill                                                                                       62,991                 70,164
Other intangible assets, net                                                                   21,036                 21,788
Other assets                                                                                    4,424                  4,715
                                                                                    ---------------------------------------------
Total assets                                                                         $        609,003        $       575,044
                                                                                    =============================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Notes payable                                                                    $            107        $         3,088
    Accounts payable                                                                           15,038                 14,312
    Accrued expense and other current liabilities                                              35,498                 30,519
    Dividends payable                                                                           1,665                  1,642
    Income taxes payable                                                                       24,825                    595
    Current portion of long-term debt                                                           2,098                  9,885
                                                                                    ---------------------------------------------
Total current liabilities                                                                      79,231                 60,041

Deferred income taxes                                                                           3,327                  6,177
Long-term debt, less current portion                                                            7,135                102,673
Long-term pension liability                                                                    13,189                 13,189
Other long-term liabilities                                                                     8,404                  9,609
                                                                                    ---------------------------------------------
Total liabilities                                                                             111,286                191,689

Shareholders' equity:
    Preferred stock, $1 par value, 3,000,000 shares authorized - none issued                        -                      -
    Common stock, $1 par value, shares authorized: 60,000,000; shares
       issued: 2004 - 18,419,390; 2003 - 18,108,664                                            18,419                 18,109
    Capital surplus                                                                           144,072                137,041
    Deferred compensation                                                                       1,535                  1,211
    Treasury stock held for deferred compensation                                              (1,535)                (1,211)
    Retained earnings                                                                         322,057                216,296
    Accumulated other comprehensive income                                                     25,228                 23,968
    Less cost of 822,339 treasury shares                                                      (12,059)               (12,059)
                                                                                    ---------------------------------------------
Total shareholders' equity                                                                    497,717                383,355
                                                                                    ---------------------------------------------
Total liabilities and shareholders' equity                                           $        609,003        $       575,044
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




                     THOMAS INDUSTRIES INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                          NINE MONTHS ENDED
                                                                                             SEPTEMBER 30
                                                                                       ----------------------------
                                                                                          2004          2003
                                                                                       ----------------------------
OPERATING ACTIVITIES

Net income                                                                             $ 110,723      $  28,821
Adjustments to reconcile net income to net
   cash (used in) provided by operating activities:

      Depreciation and intangible amortization                                            12,273         11,608

      Deferred income taxes                                                                 (789)        (3,695)

      Equity income from GTG                                                             (18,608)       (23,645)

      Distributions from GTG                                                               4,350          6,999

      Gain on sale of GTG                                                               (160,771)             -

      Other items                                                                            356            338

      Changes in operating assets and liabilities net of effect of acquisitions:
            Accounts receivable                                                           (5,131)        (1,514)

            Inventories                                                                   (6,644)        (3,436)

            Accounts payable                                                                 813         (3,259)

            Income taxes payable                                                          25,541          4,234

            Accrued expenses and other current liabilities                                 1,326          6,495

            Other                                                                         (4,983)        (4,541)
                                                                                       --------------------------
Net cash (used in) provided by operating activities                                      (41,544)        18,405

INVESTING ACTIVITIES

Purchases of property, plant and equipment                                               (11,099)       (13,382)

Proceeds from sale of property, plant and equipment                                          114            606

Proceeds from sale of GTG                                                                400,350              -

Purchases of short-term investments, net                                                (203,356)             -

Adjustments (payments) for purchases of companies, net of cash acquired                    6,154         (3,174)
                                                                                       --------------------------
Net cash provided by (used in) investing activities                                      192,163        (15,950)

FINANCING ACTIVITIES

(Payment on) proceeds from short-term debt, net                                           (2,792)         3,528

Payments on long-term debt                                                              (121,765)       (16,203)

Proceeds from long-term debt                                                              18,621         15,247

Dividends paid                                                                            (4,939)        (4,546)

Other                                                                                      4,694          1,375
                                                                                       --------------------------
Net cash used in financing activities                                                   (106,181)          (599)


Effect of exchange rate changes                                                              466            765
                                                                                       --------------------------
Net increase in cash and cash equivalents                                                 44,904          2,621

Cash and cash equivalents at beginning of period                                          23,933         18,879
                                                                                       --------------------------
Cash and cash equivalents at end of period                                             $  68,837     $   21,500
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

The results of operations for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. In the opinion of the Company's management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the financial position and the results of operations. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Note B - Acquisitions
---------------------

On June 3, 2004, the Company received approximately $6.2 million in cash, which represents an adjustment to the Company's purchase price of Werner Rietschle Holding GmbH ("Rietschle"). Rietschle was acquired on August 29, 2002. The original purchase price consisted of $83.3 million in cash and 1.8 million treasury shares of the Company's common stock. The purchase agreement specified the negotiation process to be followed for various items in dispute, so that an adjustment to the purchase price could occur at a subsequent time. In June 2004, negotiations on certain disputed items were completed and this adjustment reduced goodwill by $6.2 million. Other adjustments could occur in the future related to representations and warranties per the purchase agreement.

In estimating the fair values of the assets acquired and liabilities assumed in the Rietschle transaction, management considered a number of factors, including collectibility of accounts receivable, net realizable value and replacement cost of inventory, and the values of liabilities. In addition, an independent appraiser was used to assist in determining the value of property, plant and equipment and other intangible assets; however, management is ultimately responsible for the values recorded.

The adjusted aggregate purchase price for Rietschle consists of (in thousands):

Initial cash paid by the Company                     $  83,288
Fair value of Thomas common stock                       44,754
Transaction costs                                        5,931
Purchase price adjustment received in cash              (6,154)
                                                    ----------
Total adjusted aggregate purchase price              $ 127,819
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

Note C - Sale of 32% Interest in GTG
------------------------------------

On July 31, 2004, the Company sold its 32% joint venture interest in the Genlyte Thomas Group LLC (GTG), which the Company accounted for using the equity method of accounting, to The Genlyte Group Incorporated (Nasdaq: GLYT) for approximately $400.9 million. The Company received $400.4 million in cash and has a receivable of $.5 million in Other Current Assets as of September 30, 2004. Approximately $102.7 million of the proceeds were used to pay down long-term debt (both current and long-term portions) on August 2, 2004. Approximately $55.4 million of the proceeds were used to pay a portion of the income taxes (due on the gain) and transaction costs during the third quarter. Income taxes of approximately $21.1 million remain as an Income Taxes Payable as of September 30, 2004, the majority of which is expected to be paid in the fourth quarter.

The Company's adjusted book basis in GTG as of July 31, 2004 was as follows (in millions):

    Investment in GTG at July 31, 2004             $227.8
    Other comprehensive loss items:
       Minimum pension liability                      7.9
       Foreign currency translation                    .5
                                                   ------
    Adjusted GTG book basis at July 31, 2004       $236.2
                                                   ======

The gain on sale of GTG, which the Company recorded in the third quarter of 2004, was calculated as follows (in millions):

    Total Sale Price                               $400.9
    Transaction costs                                (3.9)
                                                   ------
    Net Proceeds                                    397.0

    Adjusted book basis at July 31                 (236.2)
                                                   ------
    Pre-tax book gain                               160.8

    Estimated taxes @ 47.55%                        (76.5)
                                                  -------
    Estimated net after-tax gain                  $  84.3
                                                  =======

    Earnings per share - diluted                  $  4.74

This gain calculation is an estimate subject to final determination of tax ramifications of the transaction.

Note D - Contingencies
----------------------

On August 13, 2002, a petition was filed in the District Court of Jefferson County, Texas, adding Thomas Industries Inc. as a third party defendant in a lawsuit captioned Hydro Action, Inc. v. Jesse James, individually and d/b/a James Backhoe Service of Dietrich, Illinois, Inc. and Original Septic Solutions, Inc. (the "Third Party Plaintiffs") (the "Original Lawsuit"). The Original Lawsuit alleged that the Company violated the Texas Deceptive Trade Practices Act and breached warranties of merchantability and fitness for a particular purpose with respect to pumps sold by the Company and used in septic tanks manufactured or sold by the plaintiffs. The Original Lawsuit was stayed as a result of the bankruptcy filing by Hydro Action, Inc. On October 8, 2003, a lawsuit was filed against the Company, Gig Drewery, Yasunaga Corporation and Aqua-Partners, Ltd. in the District Court of Jefferson County, Texas, making the same allegations set forth in the Original Lawsuit and requesting class-action certification. No class has been certified. The Third Party Plaintiffs are plaintiffs in this action. This complaint has been amended to include approximately 28 plaintiffs. The complaint currently seeks $3 million per plaintiff and punitive and exemplary damages. The total sales related to these products were approximately $900,000. On September 29, 2004, the case was remanded to state court in Jefferson County and the stay is no longer in place. Although this litigation is in the preliminary stages, the Company believes it has meritorious defenses to the claims and intends to vigorously defend this matter. Litigation is subject to many uncertainties and the Company cannot guarantee the outcome of these proceedings. However, based upon information currently available, the Company does not believe that the outcome of this proceeding will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

In the normal course of business, the Company is a party to other legal proceedings and claims. When costs can be reasonably estimated, appropriate liabilities for such matters are recorded. While management currently believes the amount of ultimate liability, if any, with respect to these actions will not materially affect the consolidated financial position, results of operations, or liquidity of the Company, the ultimate outcome of any litigation is uncertain. Were an unfavorable outcome to occur, the impact could be material to the Company.

The Company, like other similar manufacturers, is subject to environmental rules and regulations regarding the use, disposal and cleanup of substances regulated under environmental protection laws. It is the Company's policy to comply with these rules and regulations, and the Company believes that its practices and procedures are designed to meet this compliance.

The Company is subject to various federal, state and local environmental laws and regulations that require remediation efforts at several locations including both current and former operating facilities. One of the most significant sites was a former manufacturing facility, which is located in Beaver Dam, Kentucky. Since 1992, the Company has been working under an Agreed Order with the Kentucky Natural Resources and Environmental Protection Cabinet to remediate this site. The Company has completed all closure activities and has received approval for implementation of a post-closure plan.

In 2004, a letter was received from the Wisconsin Department of Natural Resources (WDNR) indicating that the Company was solely responsible for remediation of a former manufacturing facility located in Fort Atkinson, Wisconsin, which was sold by the Company in 1985. In response to WDNR's demand, the Company has engaged a consultant to perform an initial hydrogeologic site investigation. This initial site investigation is scheduled to be complete later this year. The Company provided a reserve of $900,000 in the third quarter of 2004 for anticipated future costs associated with remediation of this site.

The Company's policy is to provide for environmental reserves on a present value basis, when appropriate. Environmental reserves are subject to numerous inherent uncertainties that affect the ability to estimate future costs of required remediation efforts. Such uncertainties involve the nature and extent of contamination, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology and the financial strength of other potentially responsible parties at multiparty sites. Reserves are reviewed for adequacy on a quarterly basis and adjusted, if necessary, as environmental assessment and remediation efforts proceed.

Changes in the Company's environmental reserves for September 30, 2004 are as follows (in thousands):

                                                     Nine Months Ended
                                                     September 30, 2004
                                                     ------------------
    Balance at beginning of period                         $1,321
    Environmental accruals                                    900
    Expenditures                                             (153)
                                                           ------
    Balance at end of period                               $2,068
                                                           ======

Note E - Comprehensive Income
-----------------------------
The reconciliation of net income to comprehensive income follows (in thousands):


                                                         THREE MONTHS                 NINE MONTHS
                                                        ENDED SEPT.  30              ENDED SEPT. 30
                                                    ---------------------        --------------------------

                                                     2004            2003            2004             2003
                                                     ----            ----            ----             ----
Net income                                        $90,268         $10,583        $110,723           $28,821
Other comprehensive income (loss):
   Minimum pension liability (increase)             7,966               2           7,976               (61)

      Related tax (benefit) expense                (3,027)             (1)         (3,031)                21

   Derivative adjustment                               70               -             (84)                -

      Related tax (benefit) expense                   (27)              -              31                 -

   Foreign currency translation                     1,368             886          (3,632)           11,976
                                                    -----             ---          ------            ------
Total change in other comprehensive income          6,350             887           1,260            11,936
                                                    -----             ---          ------            ------

Total comprehensive income                        $96,618         $11,470        $111,983           $40,757
                                                  =======         =======        ========           =======

Note F - Net Income Per Share
-----------------------------
The computation of the numerator and denominator in computing basic and diluted net income per share follows (in thousands):


                                                                      THREE MONTHS                    NINE MONTHS
                                                                     ENDED SEPT. 30                   ENDED SEPT. 30
                                                                     --------------                   --------------
                                                                 2004            2003            2004             2003
                                                                 ----            ----            ----             ----
Numerator:
    Net income                                                $90,268         $10,583         $110,723         $28,821
                                                              =======         =======         ========         =======
Denominator:
    Weighted average shares outstanding                        17,509          17,217           17,406          17,179
Effect of dilutive securities:
    Director and employee stock options                           291             365              314             334
    Employee performance shares                                     -              12                2              14
                                                              -------         -------         --------         -------
Dilutive potential common shares                                  291             377              316             348
                                                              -------         -------         --------         -------
Denominator for diluted earnings per share
   - adjusted weighted average shares and
     assumed conversions                                       17,800          17,594           17,722          17,527
                                                               ======          ======           ======          ======



Note G - Segment Disclosures                                      THREE MONTHS                       NINE MONTHS
-----------------------------                                    ENDED SEPT. 30                     ENDED SEPT. 30
(In thousands)                                                ---------------------           ------------------------
                                                              2004             2003            2004              2003
                                                              ----             ----            ----              ----

Total net sales including intercompany sales
       Pump and Compressor                                   $121,759        $110,631         $385,471        $340,571
Intercompany sales
       Pump and Compressor                                    (24,062)        (21,646)         (75,600)        (63,430)
                                                             --------        --------         --------        --------
Net sales to unaffiliated customers
       Pump and Compressor                                    $97,697        $ 88,985         $309,871        $277,141
                                                              =======        ========         ========        ========

Operating income
       Pump and Compressor                                    $ 9,104        $  7,247          $31,620        $ 27,906
       Lighting*                                                3,189          10,615           18,608          23,645
       Gain on sale of GTG                                    160,771              -           160,771               -
       Corporate                                               (3,118)         (1,956)          (8,056)         (5,512)
                                                             --------        --------         --------        --------
                                                             $169,946         $15,906          $202,943       $ 46,039
                                                             ========         ========        ========        ========



*Three months ended September 30 consists of equity income of $3,207,000 in 2004 and $10,679,000 in 2003 from our 32% interest in the joint venture, Genlyte
Thomas Group LLC (GTG), less $18,000 in 2004 and $64,000 in 2003 related to expense recorded for Thomas stock options issued to GTG employees. Nine months ended September 30 consists of equity income of $18,752,000 in 2004 and $23,853,000 in 2003 from our 32% interest in GTG, less $144,000 in 2004 and $208,000 in 2003 related to expense recorded for Thomas stock options issued to GTG employees. The 2004 amounts for the quarter and nine month periods are not comparable to 2003 since the Company sold its 32% interest in GTG on July 31, 2004.


Note H - Goodwill and Other Intangible Assets
---------------------------------------------

Beginning in 2002 with the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," goodwill and indefinite lived intangible assets are no longer amortized, but instead are tested for impairment by applying a fair-value-based test at least annually, and more frequently if circumstances indicate a possible impairment.

The statement requires a two-step process for impairment testing. The first step, used to identify potential impairment only, compares the fair value of the reporting unit, which is a level below the reportable segments disclosed in Note G - "Segment Disclosures", with its net carrying amount on the financial statements. Fair value of the reporting unit is estimated based on the present value of estimated future cash flows of the reporting unit. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired; thus the second step of the process is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any. If the carrying value of goodwill on the financial statements exceeds the implied fair value of goodwill, the difference must be recognized as an impairment loss. Implied fair value of goodwill shall be determined in the same manner as the amount of goodwill recognized in a business combination is determined.

If the carrying amount of an intangible asset with an indefinite life exceeds its fair value, an impairment loss is recognized in an amount equal to the excess. Separate intangible assets that are not deemed to have an indefinite life continue to be amortized over their useful lives.

The Company tested the goodwill of all its reporting units for impairment during the fourth quarter of 2003. This assessment did not indicate any impairment. Goodwill will be tested in the fourth quarter of 2004. There have been no indicators of impairment noted during the nine months ended September 30, 2004.

The changes in net carrying amount of goodwill for the nine months ended September 30, 2004 were as follows (in thousands):
                                                   NINE MONTHS ENDED
                                                      SEPT. 30, 2004
                                                      --------------
   Balance at beginning of period                       $ 70,164
   Adjustments to Rietschle acquisition                   (6,240)
   Translation adjustments and other                        (933)
                                                        --------
   Balance at end of period                             $ 62,991
                                                        ========

The goodwill included in the balance sheets is related to the Pump and Compressor Segment.

Certain intangible assets have definite lives and are being amortized. Amortizable intangible assets consist of the following (in thousands):



                               SEPT. 30, 2004                                 DECEMBER 31, 2003
                  -----------------------------------------     ----------------------------------------------
                                           ACCUMULATED                                        ACCUMULATED
                   LIFE       COST         AMORTIZATION            LIFE          COST         AMORTIZATION
                   ----       ----         ------------            ----          ----         ------------

   Licenses        18-19   $    499           $   219              18-19     $     503        $   207
   Patents         5-20       5,825             1,124               5-20         5,917            771
   Other           1-15       3,810             1,172               1-10         3,619            890
                           ------------ -------------------                  ------------- -------------------
   Total                   $ 10,134           $ 2,515                         $ 10,039        $  1,868
                           ============ ===================                  ============= ===================


The total intangible amortization expense for the nine months ended September 30, 2004 and 2003 was $663,000 and $632,000, respectively.

The estimated amortization expense for the next five years beginning January 1, 2004 through December 31, 2008 is as follows (in thousands):

             2004           $897
             2005            904
             2006            904
             2007            897
             2008            848

The Company has various trademarks totaling $12,631,000 at September 30, 2004 and $12,831,000 at December 31, 2003, that are not amortized. Also included in other intangible assets is an intangible asset associated with the minimum pension liability of $786,000 as of September 30, 2004 and December 31, 2003.

Note I - Long-lived Assets
--------------------------

Consistent with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company periodically evaluates the recoverability of the carrying amount of long-lived assets (including property, plant and equipment, and intangible assets with determinable lives) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. We evaluate events or changes in circumstances based on a number of factors including operating results, business plans and forecasts, general and industry trends and economic projections and anticipated cash flows. An impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in earnings. We also continually evaluate the estimated useful lives of all long-lived assets and periodically revise such estimates based on current events. There were no significant impairment charges recorded in the three months or nine months ended September 30 for 2004 and 2003.

Note J - Genlyte Thomas Group LLC (GTG)
---------------------------------------

The following table contains certain unaudited financial information related to our joint venture interest in GTG.


                            Genlyte Thomas Group LLC
                    Condensed Unaudited Financial Information
                             (Dollars in Thousands)


                                                           THREE MONTHS               NINE MONTHS
                                                            ENDED SEPT. 30             ENDED SEPT. 30
                                                          -----------------          -----------------
                                                          2004(1)        2003         2004(2)     2003
                                                          -------        ----         -------     ----
GTG income statements (unaudited):
          Net Sales                                      $ 93,559     $272,769      $672,358     $764,795
          Gross Profit                                     34,589       96,623       237,254      267,182
          Earnings before interest and taxes               11,003       36,659        63,742       81,081
          Net income                                       10,022       33,373        58,600       74,542
Amounts recorded by Thomas Industries Inc.:
          Equity income from GTG                         $  3,207     $ 10,679      $ 18,752     $ 23,853
          Stock option expense                                (18)         (64)         (144)        (208)
                                                         --------     --------      --------     --------
          Equity income reported by Thomas               $  3,189     $ 10,615      $ 18,608     $ 23,645
                                                         ========     ========      ========     ========

          Gain on sale of GTG                            $160,771            -      $160,771            -
                                                         ========     ========      ========     ========


Changes in the Company's investment in GTG for September 30, 2004 are as follows (in thousands):

                                                              NINE MONTHS ENDED
                                                               SEPT. 30, 2004
                                                               --------------
Balance at beginning of period                                     $214,405

GTG gross equity earnings                                            18,752
GTG cash distributions                                               (4,350)
GTG currency translation adjustment                                  (1,082)
GTG minimum pension adjustment & other                                   78
                                                                   --------
Balance before sale transaction (3)                                 227,803

To record sale of GTG                                              (227,803)
                                                                  ---------
Balance at end of period                                          $       0
                                                                  =========

     (1) 2004 activity only includes the month of July, due to the Company's sale of its joint venture interest in GTG on July 31, 2004.

     (2) 2004 activity only includes the period January through July, due to the Company's sale of its joint venture interest in GTG on July 31, 2004.

     (3) See computation of Company's adjusted book basis in GTG as of July 31, 2004, included in "Note C - Sale of 32% Interest in GTG" in the Notes to Condensed Consolidated Financial Statements (Unaudited).

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

Included in stock option activity, but accounted for in accordance with SFAS No. 123, are options granted to GTG employees, for which the Company has recorded compensation expense. With the Company's sale of its 32% joint venture interest in GTG on July 31, 2004, the Company was required to accelerate the recording of the unamortized expense as of July 31, 2004. This compensation expense, shown net of tax, is also included in the pro forma information below.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.


                                                              THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                  SEPT. 30                                SEPT. 30
                                                        ---------------------------------     ----------------------------------
                                                                  2004            2003                   2004            2003
                                                        ---------------------------------     -------------------------------------

Net income (as reported)                                    $    90,268     $  10,583            $ 110,723         $  28,821
Add: Stock-based compensation expense for GTG employees
   included in reported net income, net of related tax
   effect                                                           489            59                  603               190
Deduct:  Total stock-based employee compensation
   determined under fair value based method for all
   awards, net of related tax effect                               (601)         (209)                (942)             (639)
                                                        ---------------------------------     -------------------------------------
Net income (pro forma)                                      $    90,156     $  10,433           $  110,384         $ 28,372
                                                        =================================     =====================================

Net income per share (Basic) -        As reported                $ 5.16         $ .61                $6.36            $ 1.68
                                          Pro forma                5.15           .61                 6.34              1.65

Net income per share (Diluted) -     As reported                   5.07           .60                 6.25              1.64
                                          Pro forma                5.06           .59                 6.23              1.62


Note L - Product Warranty Costs
-------------------------------

The Company generally offers warranties for most of its products for periods from one to five years. The specific terms and conditions of these warranties vary depending on the product sold and country in which the Company does business. The Company estimates the costs that may be incurred under its warranties and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company's warranty liability include that number of units sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary.

Changes in the Company's warranty liability for September 30, 2004 are as follows (in thousands):

                                                 NINE MONTHS ENDED
                                                   SEPT. 30, 2004
                                                   --------------
   Balance at beginning of period                       $5,382
   Warranty accruals                                     2,970
   Settlements made and other                           (2,444)
                                                        ------
   Balance at end of period                             $5,908
                                                        ======

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

Note N - Pension and Other Postretirement Benefit Costs
-------------------------------------------------------

The components of net periodic benefit cost consisted of the following:


                                                                                                     OTHER
Three months ended Sept. 30:                                    PENSION BENEFITS                POSTRETIREMENT
----------------------------                                    -----------------                   BENEFITS
                                                                                                    --------
                                                     FOREIGN PLANS U.S. PLANS                      U.S. PLANS
                                         --------------------------------------------------- ---------------------
                                          2004         2003         2004         2003           2004       2003
                                         ------------ ------------ ------------ ------------ ----------- ---------
Service cost                             $   62       $   72       $   81       $   71       $  21        $  17
Interest cost                               141          148          132          128          23           21
Expected return on plan assets                -            -         (156)        (135)          -            -
Other amortization and deferral               4                        47           51          10            8
                                         ------        -----       ------       ------       -----        -----
Net Periodic Benefit cost                $  207        $ 220       $  104       $  115       $  54        $  46
                                         ======        =====       ======       ======       =====        =====


                                                                                                     OTHER
Nine months ended Sept. 30:                                     PENSION BENEFITS                POSTRETIREMENT
---------------------------                                     -----------------                   BENEFITS
                                                                                                    --------
                                                     FOREIGN PLANS U.S. PLANS                      U.S. PLANS
                                         --------------------------------------------------- ---------------------
                                          2004         2003         2004         2003           2004       2003
                                         ------------ ------------ ------------ ------------ ----------- ---------
Service cost                             $  186        $ 216        $ 243       $  214       $  63        $  51
Interest cost                               421          445          395          385          69           63
Expected return on plan assets                -            -         (467)        (407)          -           -
Other amortization and deferral              13            -          141          153          30           24
                                         ------        -----        -----       ------       -----        -----
Net Periodic Benefit cost                $  620        $ 661        $ 312       $  345       $ 162        $ 138
                                         ======        =====        =====       ======       =====        =====


As of September 30, 2004, no contributions have been made, but the Company anticipates contributions to the plans of $670,000 for 2004.

Note O - Short-Term Investments
-------------------------------

Short-term investments are classified as available-for-sale securities and include tax advantaged debt securities with original maturities ranging from four to 38 years. These debt securities are callable at par value (cost) based on seven to 35 days notification to the bondholders. The Company has the option to either sell or put these securities every seven to 35 days and these securities will normally be held for less than one year. The securities are carried on the balance sheet at fair market value, which is equivalent to cost. Current period adjustments to the carrying value of available-for-sale securities would be included in accumulated other comprehensive income within stockholder's equity. Because of the nature of all these investments, cost does not differ from fair market value, so there are no such adjustments to the carrying value.

Note P - Exit Costs for Wuppertal, Germany Facility
---------------------------------------------------

In accordance with Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", the Company has been recording certain costs and liabilities related to its Wuppertal, Germany manufacturing facility. In February 2004, the Company announced the closing of this facility in an effort to further consolidate its European manufacturing operations and strengthen its market position by concentrating its product, logistics, and engineering capacity. The exit activities are expected to be complete by December 31, 2004. The costs associated with this exit activity are being recorded in selling, general and administrative expenses of the Pump and Compressor Segment. The following table describes the 2004 activity and the exit liability as of September 30, 2004 (in thousands):


                                         Beginning Balance                                   Ending Balance
         Exit Costs:                    at Jan. 1, 2004        Accruals    Expenditures     at Sept. 30, 2004
                                        ---------------        --------    ------------     -----------------
         Severance                                   -          $1,628       $(1,551)               $77
         Contract termination                        -               5            (5)                -
                                             ---------          ------       --------               ---
         Total FAS 146 exit costs                    -          $1,633       $(1,556)               $77
                                             =========          ======       ========               ===


In addition to the $1,633,000 exit charge noted above, the Company has recorded $847,000 of additional charges in the nine months ended September 30, 2004 which include costs to coordinate the facility shutdown ($193,000), fixed asset disposal and write down to fair value charges ($455,000) and training & other costs related to the transfer of production from the Wuppertal facility ($199,000). The carrying value of assets held for sale related to the Wuppertal facility is not significant.

No additional exit costs charges are expected but an additional $713,000 of other shutdown related expenses are expected in the fourth quarter, which will bring the total estimated costs to $3,193,000.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
The Company operates in the Pump and Compressor Segment and until July 31, 2004, also operated in the Lighting Segment. The Pump and Compressor Segment designs, manufactures, markets, sells and services pump and compressor products through worldwide operations. In August 2002, we significantly increased the size of our pump and compressor business by acquiring substantially all the assets and liabilities of Werner Rietschle Holding GmbH ("Rietschle"), a privately held company based in Schopfheim, Germany. Rietschle's operating results are included in the Company's operating results since the August 29, 2002 acquisition date. The Pump and Compressor Segment supplies products to the original equipment manufacturer (OEM) market in such applications as medical equipment, environmental, automotive, printing, packaging and many others. An important market to the Company is the medical equipment market, which includes compressors used in oxygen concentrators, nebulizers, aspirators, and other devices.

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

In order to reduce our cost structure and remain price competitive, we are in the process of constructing a manufacturing facility in China, which should be in production in the first half of 2005. The Company plans to produce a portion of the annual volume of certain products in this new facility in China beginning in fiscal 2005. We have no plans in fiscal 2004 or 2005 to incur any restructuring or exit costs at existing facilities in connection with this production transfer. We also anticipate no asset impairment charges or reduction in expected service lives of assets at existing facilities in fiscal 2004 or 2005. During 2003, we closed our manufacturing facility in Fleurier, Switzerland, and relocated this production to other facilities. In 2003, we also built and opened a new facility in Memmingen, Germany and relocated our operations from the older leased facility late in 2003. This new facility allows the Company to produce in a more efficient manner and consolidate production. In February 2004, the Company announced the closing of its Wuppertal, Germany manufacturing facility, which will generate approximately $3.2 million of one-time costs in 2004. The Company has recorded $.7 million and $2.5 million of pre-tax charges in the third quarter and the first nine months of 2004, respectively, related to this closure. Production from the Wuppertal facility has now been transferred to the new Memmingen facility. We believe these steps were necessary to better position the Company for future growth opportunities given the current competitive environment.

We have received certain commodity cost increases, which will impact our costs in future periods, although we will attempt to offset these with price increases of our own. The Company is also experiencing increased costs related to requirements by Section 404 of the Sarbanes-Oxley Act. In the third quarter and nine month periods ended September 30, 2004, the Company recorded approximately $654,000 and $1,100,000, respectively, of pre-tax charges related to internal control documentation and testing for Sarbanes-Oxley compliance and expects an additional $300,000 to $500,000 in the fourth quarter.

Until July 31, 2004, the Company also operated in the Lighting Segment through its 32% interest in the Genlyte Thomas Group LLC (GTG) joint venture. The Company's investment in GTG was accounted for by using the equity method of accounting. GTG designs, manufacturers, markets, and sells lighting fixtures for a wide variety of applications in the commercial, industrial and residential markets for both indoor and outdoor fixtures. On July 31, 2004, the Company sold its 32% interest in GTG to The Genlyte Group Incorporated for approximately $401 million, which generated an $84.3 million net after-tax gain.

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

Allowance for Doubtful Accounts Receivable: The Company maintains allowances for doubtful accounts for uncollectible invoices resulting from the customer's inability or refusal to pay. Management's estimated allowances are established based on an aging of accounts receivable and applying percentages based on historical experience to age categories. In addition, where the Company is aware of a customer's inability to pay, it specifically reserves for the potential bad debt to reduce the receivable to the amount it reasonably believes will be collected. If the financial conditions of Thomas' customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

Reserve for Slow Moving and Obsolete Inventory: The Company records inventory at the lower of cost or market. The Company estimates and reserves for excess quantities of slow moving or obsolete inventory. These reserves are primarily based upon management's assessment of the salability of the inventory, historical usage of raw materials and historical demand for finished goods, and estimated future usage and demand. An improper assessment of salability or improper estimate of future usage or demand, or significant changes in usage or demand could result in significant changes in the reserves and a positive or negative impact on the Company's results of operations in the period the change occurs.

Revenue Recognition: Revenue from product sales is recognized upon title transfer, which occurs upon shipment, based on our customary terms of sale, which are FOB shipping point. We do have exceptions to this general policy which are described as follows:

         1) Revenues from service and repair activities are approximately 6% of our total sales. Most of these service and repair revenues do not involve a shipment of product, but instead, relate to the performance of a service or repair. Billings for these activities are not made until the service activity has occurred. There are other instances where we offer customers an annual service contract, which we invoice in twelve monthly billings.

         2) There are instances where we have consignment inventory arrangements and in these instances, revenue is not recorded upon shipment to the original customer. Revenue is only recorded when the original customer ships the inventory to their customer or uses it for other purposes. These consignment inventory arrangements are insignificant in amount.

         3) There are instances where our terms of sale are FOB destination. We record accounting entries at the end of reporting periods, to make sure these revenues are deferred to the subsequent period. These instances are insignificant in amount.

Credit is extended based on local business customs and practices, and collateral is not required. We estimate and record provisions for warranties in the period the related products are sold. The warranty liabilities are established based upon management's assessment of the various product warranty periods, historical data and trends of warranty claims paid, and any current information regarding specific warranty issues. While the Company engages in extensive product quality programs and processes, should actual product failure rates differ from estimates, revisions to the estimated warranty liability would be required.

Impairment of Goodwill: Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), was issued in July 2001 and became effective for the Company on January 1, 2002. Goodwill is now subject to an assessment for impairment on a reporting unit basis by applying a fair-value-based test annually, and more frequently if circumstances indicate a possible impairment. If a reporting unit's carrying value exceeds its fair value, and the reporting unit's carrying value of its goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The evaluation of goodwill for impairment requires management to use significant estimates and assumptions including, but not limited to, projecting future revenue, operating results, and cash flow of each of the Company's reporting units. Although management believes the estimates and assumptions used in the evaluation of goodwill are reasonable, differences between actual and projected revenue, operating results, and cash flow could cause some of the Company's goodwill to be deemed impaired. If this were to occur, the company would be required to write down the goodwill, which could have a material negative impact on the Company's results of operations and financial condition.

Long-Lived Assets: The Company evaluates the recoverability of the carrying amount on long-lived assets (including property, plant and equipment and intangible assets with determinable lives) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. We evaluate events or changes in circumstances based on a number of factors including operating results, business plans and forecasts, general and industry trends and economic projections and anticipated cash flows. An impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in earnings. To the extent actual cash flows differ from these estimated amounts, results could be adversely affected.

Retirement Plans and Post-Retirement Benefit Plans: Assets and liabilities of the Company's defined benefit plans are determined on an actuarial basis and are affected by the estimated market value of plan assets, estimates of the expected return on plan assets, and discount rates. Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets as well as changes in the discount rate, will affect the amount of pension expense recognized, impacting the Company's results of operations. The liability for post-retirement medical and life insurance benefits is also determined on an actuarial basis and is affected by assumptions including the discount rate and expected trends in health care costs. Changes in the discount rate and difference between actual and expected health care costs will affect the recorded amount of post-retirement benefits expense, impacting the Company's results of operations.

Self-Insurance Medical Claims: The Company is self-insured for the medical benefit plans covering approximately 75% of its U.S. employees. The Company estimates its liability for claims incurred by applying a lag factor to the Company's historical claims and administrative cost experience. The validity of the lag factor is evaluated periodically and revised if necessary. Although management believes the current estimated liabilities for medical claims are reasonable, changes in the lag in reporting claims, changes in claims experience, unusually large claims, and other factors could materially affect the recorded liabilities and expense, impacting financial condition and results of operations.

Income Taxes: Significant management judgment is required in developing the Company's income tax provision, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against deferred tax assets. The Company operates in multiple taxing jurisdictions and is subject to audit in those jurisdictions. Because of the complex issues involved, any assessments can take an extended period of time to be resolved. In management's opinion, adequate income tax provisions have been made and adequate tax reserves exist to cover probable risks. However, results of Internal Revenue Service or other jurisdictional audits, closing of past years' tax returns no longer subject to audit, and future tax law changes could have a material impact on the Company's future tax liabilities and provisions, impacting financial condition and results of operations.

Contingencies and Litigation: As discussed in "Note D - Contingencies " in the Notes to Condensed Consolidated Financial Statements (Unaudited), the Company is a party to legal proceedings and claims, as well as environmental rules and regulations. When costs can be reasonably estimated, appropriate liabilities for such matters are recorded. While management currently believes the amount of ultimate liability, if any, with respect to these actions will not materially affect the consolidated financial position, results of operations, or liquidity of the Company, the ultimate outcome of these matters is uncertain. Were an unfavorable outcome to occur, the impact could be material to the Company.

RESULTS OF OPERATIONS
The Company's net income was $90.3 million in the third quarter ended September 30, 2004, compared to $10.6 million in the same period in 2003. Year-to-date net income was $110.7 million for the nine months ended September 30, 2004, compared to $28.8 million for the 2003 nine month period. As noted previously, the 2004 third quarter and nine month periods include an $84.3 million net gain from the sale of our 32% joint venture interest in GTG.

PUMP AND COMPRESSOR SEGMENT
Net sales for the Pump and Compressor Segment increased 9.8% to $97.7 million for the third quarter ended September 30, 2004, compared to $89.0 million in the third quarter of 2003. This $8.7 million increase included an estimated $4.1 million related to the effects of exchange rate fluctuations. The remaining $4.6 million increase was primarily due to strength in the food and beverage market (+ $1.3 million) and the printing and paper handling market (+ $1.1 million). The North American operations reported a $2.5 million, or 6.9% increase in 2004 third quarter net sales compared to 2003, primarily due to increased sales in the industrial market. The European operations had a $5.8 million, or 13.0% net sales increase for the 2004 third quarter compared to 2003. Approximately $3.8 million of the European net sales increase was due to exchange rate fluctuations. The remaining $2.0 million of the increase in European net sales came primarily from stronger sales in the printing/paper handling (+ $1.3 million) and food/beverage (+ $1.1 million) markets, offset by weaker sales in the automotive market (- $.6 million). Asia Pacific reported a $.5 million, or 5.2% increase in net sales compared to the third quarter of 2003. We estimate that $.3 million of this increase in Asia Pacific net sales was due to exchange rate fluctuations.

Net sales for the nine months ended September 30, 2004, increased 11.8% to $309.9 million compared to $277.1 million for the comparable 2003 period. This net sales increase of $32.7 million included an estimated $17.2 million related to the effects of exchange rate fluctuations. The remaining $15.5 million increase was primarily due to strength in the food and beverage market (+ $3.0 million), the printing and paper handling market (+ $3.0 million) and the environmental market (+ $2.7 million). Net sales for the North American operations had a $4.5 million, or 3.9% increase in 2004 compared to the 2003 nine month period. The European operations posted a $23.4 million, or 17.1% increase over the 2003 nine month period. Approximately $15.4 million of the European increase was due to exchange rate fluctuations. The remaining increase of $8.0 million was primarily due to higher sales in the printing/paper handling market (+ $2.8 million) and the food and beverage market (+ $2.6 million). Asia Pacific net sales increased $4.9 million for the 2004 nine month period compared to 2003. Approximately $1.8 million of this increase was due to exchange rate fluctuations. The remaining increase of $3.1 million came from higher sales in a variety of markets including environmental (+ $.6 million), industrial (+ $1.0 million), laboratory (+ $.2 million) and plastic technology (+ $.2 million).

Gross profit for the Pump and Compressor Segment in the third quarter of 2004 was $35.4 million, or 36.3% of net sales, compared to $29.5 million, or 33.2% of net sales in the third quarter of 2003. Gross profit for the nine months ended September 30, 2004 was $111.4 million, or 35.9% of net sales, compared to $96.4 million, or 34.8% for the same period in 2003. The improvement in gross margin percentage for the third quarter and nine month periods in 2004 is primarily due to favorable sales mix. We are also beginning to see favorable impacts from factory rationalization and cost reduction projects undertaken in 2003 and early 2004.

The Pump and Compressor Segment's selling, general and administrative (SG&A) expenses were $26.3 million, or 26.9% of net sales, in the third quarter of 2004, compared to $22.3 million, or 25.0% of net sales for the same period in 2003. The 2004 third quarter included expenses for the Wuppertal facility shutdown ($.7 million), higher professional fees related to internal control documentation and testing for Sarbanes-Oxley Act compliance (SOX compliance) ($.6 million) and higher incentive compensation expenses ($.4 million). The SG&A expenses for the nine months ended September 30, 2004 were $79.8 million, or 25.7% of net sales, compared to $68.5 million, or 24.7% of net sales for the comparable 2003 period. The 2004 nine month period included expenses for the Wuppertal shutdown ($2.5 million), SOX compliance ($.8 million) and higher incentive compensation expenses ($1.1 million).

Pump and Compressor Segment operating income for the third quarter ended September 30, 2004, was $9.1 million, or 9.3% of net sales, compared to $7.2 million, or 8.1%, in the third quarter of 2003. The third quarter of 2004 included charges of $.7 million for the Wuppertal shutdown and $.6 million for higher professional fees related to internal control documentation and testing for SOX compliance. Our North American, European and Asia Pacific operations all posted improvements in operating income for the third quarter of 2004 compared to 2003, primarily due to favorable sales mix. For the nine months ended September 30, 2004, operating income was $31.6 million, or 10.2% of net sales, compared to $27.9 million, or 10.1% of net sales for the 2003 third quarter. Included in the nine month period in 2004 were charges of $2.5 million for Wuppertal shutdown and $.8 million for SOX compliance. For the nine month period, the North American operations showed a slight improvement over 2003 levels. Both the European and Asia Pacific operations reported increases in operating income for the first nine months of 2004. The European operations benefited from factory rationalization plans and Asia Pacific's improvement was primarily due to sales volume increases.

LIGHTING SEGMENT
The Genlyte Group Incorporated (Genlyte) and Thomas formed the Genlyte Thomas Group LLC (GTG) on August 30, 1998. On July 31, 2004, Thomas sold its 32% interest in GTG to Genlyte for approximately $401 million. Thomas' investment in GTG was accounted for using the equity method of accounting. The Lighting Segment's operating income includes our 32% interest in GTG, as well as expenses related to Thomas stock options issued to GTG employees and our amortization of Thomas' excess investment in GTG for periods prior to January 1, 2002. The Lighting Segment operating income for the third quarter of 2004, which included only the month of July, was $3.2 million compared to $10.6 million in the comparable 2003 period. For the nine months ended September 30, 2004, which included GTG activity only through July 31, 2004, operating income for the Lighting Segment was $18.6 million compared to $23.6 million in 2003. Included in the earnings for the third quarter and nine month periods for 2003 was a previously announced non-recurring pre-tax gain of $2.3 million related to the settlement of GTG's patent infringement lawsuit.

As noted above and in "Note C - Sale of 32% Interest in GTG" in the Notes to Consolidated Financial Statements (Unaudited), the Company sold its 32% interest in GTG for approximately $400.9 million on July 31, 2004. The Company received $400.4 million in cash and has a receivable of $.5 million as of September 30, 2004. The calculation of the Company's adjusted book basis as of July 31, 2004 and gain on sale calculation are in the tables that follow.

The Company's adjusted book basis in GTG as of July 31, 2004 was as follows (in millions):

    Investment in GTG at July 31, 2004                $227.8
    Other comprehensive loss items:
       Minimum pension liability                         7.9
       Foreign currency translation                       .5
                                                      -------
    Adjusted GTG book basis at July 31, 2004          $236.2
                                                      =======

The gain on sale of GTG, which the Company recorded in the third quarter of 2004, was calculated as follows (in millions):

    Total Sale Price                                  $400.9
    Transaction costs                                   (3.9)
                                                      -------
    Net Proceeds                                        397.0

    Adjusted book basis at July 31                    (236.2)
                                                      -------
    Pre-tax book gain                                  160.8

    Estimated taxes @ 47.55%                           (76.5)
                                                      -------
    Estimated net after-tax gain                     $  84.3
                                                     ========

    Earnings per share - diluted                     $  4.74

This gain calculation is an estimate subject to final determination of tax ramifications of the transaction.

CORPORATE
As disclosed in Note G (Segment Disclosures) in the consolidated financial statements, consolidated operating income includes corporate expenses. Corporate expenses were $3.1 million for the three months ended September 30, 2004, compared to $2.0 million for 2003. The increase in the 2004 third quarter relates to charges for environmental matters ($.9 million), higher personnel related costs ($.3 million), and expenses related to SOX compliance ($.1 million). For the nine months ended September 30, 2004, corporate expenses were $8.1 million, compared to $5.5 million in 2003. The increases in the 2004 nine month period relates to charges for environmental matters ($.9 million), higher personnel related costs ($.6 million), higher legal expenses related to the Rietschle Thomas integration ($.4 million), expense related to the SOX compliance ($.3 million) and additional costs related to expanding our presence in China ($.1 million).

Interest expense for the three months ended September 30, 2004 was $.4 million compared to $1.0 million for 2003. For the nine months ended September 30, 2004, interest expense was $2.4 million, compared to $3.1 million for 2003. The reduction in interest expense in 2004 for the third quarter and nine month periods is primarily related to the $7.7 million payment of long-term debt on January 31, 2004, and an additional $7.7 million payment on August 2, 2004, which carried a 9.36% annual interest rate. Also on August 2, 2004, the Company paid down its outstanding revolving line of credit balance of $95.0 million, using a portion of the proceeds from the sale of its GTG joint venture interest. This revolving line of credit had a variable interest rate.

Interest income for the three months ended September 30, 2004 was $.9 million, compared to $.1 million for the 2003 third quarter. For the nine months ended September 30, 2004, interest income was $1.1 million, compared to $.2 million for the comparable 2003 period. Interest income has increased in the 2004 third quarter and nine month periods due to the investment of the net amount received on August 2, 2004 from the sale of our 32% interest in GTG.

Other income (expense) for the three months ended September 30, 2004 was an expense of $194 thousand, compared to income of $222 thousand for the same period in 2003. For the nine months ended September 30, 2004, other income (expense) was an expense of $9 thousand, compared to income of $131 thousand for the 2003 nine month period. The amounts included in other income (expense) are primarily related to foreign exchange transaction gains and losses.

For the three months ended September 30, 2004, the provision for income taxes increased to $79.9 million from $4.6 million in 2003. This increase was primarily due to the income taxes accrued on the gain on sale of GTG as described above. The effective tax rate in 2004 increased to 47.6% from 30.5% in 2003 due to the basis difference for financial reporting and tax purposes in the partnership interest of GTG and the effect of the reduction of GTG foreign equity earnings recorded net of tax.

For the nine months ended September 30, 2004, the provision for income taxes increased to $90.9 million from $14.5 million in 2003. This increase was primarily due to the income taxes accrued on the gain on sale of GTG as described above. The effective tax rate in 2004 increased to 45.1% from 33.4% in 2003 due to the basis difference for financial reporting and tax purposes in the partnership interest of GTG and the effect of the reduction of GTG foreign equity earnings recorded net of tax.

LIQUIDITY AND SOURCES OF CAPITAL
Cash flows used in operations in the nine months ended September 30, 2004 were $41.5 million compared to cash flows provided by operations of $18.4 million in the 2003 nine month period. The decrease in 2004 was primarily related to changes associated with the GTG sale transaction, as well as changes in accounts receivable and inventories.

Cash provided by investing activities was $192.2 million for the first nine months of 2004 compared to cash used in investing activities of $16.0 million in the comparable 2003 period. The 2004 amount includes cash received from the sale of our GTG joint venture interest of $400.4 million and cash received of $6.2 million related to an adjustment to the Rietschle purchase price, which were partially offset by capital expenditures of $11.1 million and the $203.4 million purchase of short-term investments. The 2003 amount includes capital expenditures of $13.4 million and $3.2 million paid by the Company for acquisitions in 2003.

Financing activities used cash of $106.2 million in the first nine months of 2004 and $.6 million in the first nine months of 2003. The increase in 2004 of cash used in investing activities relates primarily to additional long-term debt payments of $102.7 million in 2004, which were paid using a portion of the proceeds received from the sale of GTG.

Dividends paid in the first nine months of 2004 and 2003 were $4.9 million and $4.5 million, respectively. The increase in 2004 primarily relates to an increase in the quarterly dividend per share from $.085 to $.095, effective with the April 1, 2003 dividend.

As of September 30, 2004, the Company had standby letters of credit totaling $3,080,000 with expiration dates during 2005. The Company anticipates that these letters of credit will be renewed at their expiration dates.

The Company announced in December 1999 that it planned to repurchase, from time to time depending on market conditions and other factors, up to 15 percent, or 2,373,000 shares, of its outstanding Common Stock in the open market or through privately negotiated transactions at the prevailing market prices. No purchases were made under this repurchase plan during the first nine months of 2004 or in 2003. Under the December 1999 repurchase plan, the Company has purchased, on a cumulative basis through September 30, 2004, 879,189 shares at a cost of $17.3 million, or an average cost of $19.72 per share. The Company plans to fund any purchase of Company stock through its current cash position.

Working capital increased from $95.6 million at December 31, 2003, to $334.5 million at September 30, 2004, primarily due to an increase of approximately $242 million of cash, which remained after receiving cash of $400.4 million on the sale of GTG and then paying out $158 million for long-term debt payments ($102.7 million), income tax payments ($52.8 million), and transaction cost payments ($2.6 million). With additional cash, the Company is actively pursuing several internal growth initiatives and external acquisition opportunities, and is considering other uses for the proceeds including the payment of a special dividend and share repurchases.

                                                    Sept. 30,     December 31,
(Dollars in thousands)                               2004             2003
                                                     ----             ----

Working capital                                     $334,542       $ 95,581
Current ratio                                           5.22           2.59
Long-term debt, less current portion                $  7,135       $102,673
Long-term debt to total capital                         1.4%          21.1%

As of September 30, 2004, the Company had $203.4 million of short-term investments on the balance sheet. Short-term investments are classified as available-for-sale securities and include tax advantaged debt securities with original maturities ranging from four to 38 years. These debt securities are callable at par value (cost) based on seven to 35 days notification to the bondholders. The Company has the option to either sell or put these securities every seven to 35 days and these securities will normally be held for less than one year. The securities are carried on the balance sheet at fair market value, which is equivalent to cost. Current period adjustments to the carrying value of available-for-sale securities would be included in accumulated other comprehensive income within stockholder's equity. Because of the nature of all these investments, cost does not differ from fair market value, so there are no such adjustments to the carrying value.

The Company has no loan agreements that include restrictions on working capital, operating leases, tangible net worth, and the payment of cash dividends and stock distributions.

As of September 30, 2004, the Company had no line of credit facilities with its banks. As of September 30, 2004, the Company's long-term debt consisted of only capitalized lease obligations. As of September 30, 2004 and 2003, management was aware of no relationships with any other unconsolidated entities, financial partnerships, structured finance entities, or special purpose entities which were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company's short-term borrowings of $.1 million at September 30, 2004, are priced at variable interest rates. The Company's results of operations and cash flows, therefore, would be affected by interest rate changes to its variable rate debt. At September 30, 2004, $.1 million of variable rate debt was outstanding. A 100 basis point movement in the interest rate on the variable rate debt of $.1 million would result in a $1,000 annualized effect on interest expense and cash flows.

The Company also has short-term investments, including cash equivalents, of $256.2 million as of September 30, 2004, that bear interest at variable rates. A 100 basis point movement in the interest rate would result in an approximate $2,562,000 annualized effect on interest income and cash flows.

The Company has significant operations consisting of sales and manufacturing activities in foreign countries. As a result, the Company's financial results could be significantly affected by factors such as changes in currency exchange rates or changing economic conditions in the foreign markets in which the Company manufactures or distributes its products. Currency exposures for our Pump and Compressor Segment are concentrated in Germany but exist to a lesser extent in other parts of Europe, Asia, and South America. There is a risk associated with changing foreign exchange rates. The Company's objective is to reduce earnings and cash flow volatility associated with foreign exchange rates to allow management to focus its attention on its core business issues and challenges. Accordingly, the Company enters into foreign currency forward contracts that change in value as foreign exchange rates change to protect the value of anticipated foreign currency revenues and expenses. The gains and losses on these contracts offset changes in the value of the underlying transactions as they occur. The Euro is the only currency hedged. At September 30, 2004, the Company held forward contracts expiring through September 2005 to hedge a portion of intercompany inventory purchases. These hedging contracts are classified as cash flow hedges and accordingly, are adjusted to current market values through other comprehensive income until the underlying transactions are recognized. Upon recognition, such gains and losses are recorded in operations as an adjustment to the carrying amounts of the underlying transactions in the period in which these transactions are recognized. At September 30, 2004, the foreign currency forward contracts had a notional amount of Euro 6,000,000 and fair value of approximately $94,000. The fair value of the foreign currency forward contracts, which represents an asset, is included in other current assets. The amount of net gain deferred through other comprehensive income as of September 30, 2004, was approximately $94,000.

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

                 (a)      Exhibits

                          31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

                          31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

                          32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

                 (b)      Reports of Form 8-K

                          A Form 8-K was filed on July 20, 2004, attaching a press release announcing second quarter 2004 results.

                          A Form 8-K was filed on August 2, 2004, attaching a press release announcing sale of its interest in Genlyte Thomas Group LLC (GTG).

                          A Form 8-K/A was filed on August 13, 2004, to file pro forma financial information related to the sale of its interest in GTG.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 THOMAS INDUSTRIES INC.
                                                     Registrant


                                          /s/ Phillip J. Stuecker
                                          --------------------------------------
                                          Phillip J. Stuecker, Vice President &
                                                Chief Financial Officer

Date:  November 9, 2004