Form 10-K
period 2004-12-31
THOMAS INDUSTRIES INC
filed 2005-03-16
CIK 97886

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

     (MARK ONE)
        |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004



                          COMMISSION FILE NUMBER 1-5426

                                ---------------

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

                                 ---------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) Yes |X| No |_|

         The aggregate market value of the voting stock held by non-affiliates of the Registrant at June 30, 2004, was approximately $502,350,000. The aggregate market value was computed by using the closing price of the common stock as of that date on the New York Stock Exchange. (For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.)

         As of March 10, 2005, 17,852,925 shares of the registrant's Common Stock were outstanding (net of treasury shares and including directors' and executive officers' shares).

                                     PART I.

ITEM 1. BUSINESS

a.       General Development of Business.

The Company that was eventually to become known as Thomas Industries Inc. ("Thomas" or the "Company") was founded in 1928 as the Electric Sprayit Company. Electric Sprayit manufactured paint spraying machines, blowers, and air compressors in Chicago, Illinois. In 1948, Mr. Lee B. Thomas and a group of investors acquired Moe Brothers Manufacturing of Fort Atkinson, Wisconsin, a manufacturer of residential lighting products. In 1953, Moe Lighting and The Electric Sprayit Company merged to become Thomas Industries Inc. The Company was incorporated in Delaware in 1928.

Although its roots were in lighting products and air compressors, Thomas began to diversify in the 1960's and 1970's, acquiring companies that manufactured consumer products along with tools, hardware, and specialty products. A new strategic focus on lighting and pumps/compressors began in the 1980's and was finalized in 1994 when the Company divested its last non-core business.

Significant additions to the Lighting business included the Lumec and Day-Brite Lighting acquisitions in 1987 and 1989. On August 30, 1998, Thomas and The Genlyte Group ("Genlyte") formed a lighting joint venture that combined substantially all of the assets and liabilities of Genlyte and substantially all of the lighting assets and related liabilities of Thomas to create Genlyte Thomas Group LLC (GTG), estimated to be the third largest manufacturer of lighting fixtures and controls in North America. Thomas owned a 32% interest in the joint venture, and Genlyte owned a 68% interest. GTG made several acquisitions from 1999 through 2003 to fill product voids, including Ledalite, Translite, Chloride, Vari-Lite and Shakespeare. Effective with the close of business on July 31, 2004, the Company sold its 32% joint venture interest in GTG to The Genlyte Group Incorporated, thereby exiting the lighting business.

Significant additions to the Pump and Compressor business include ASF, Pneumotive, Brey, WISA, Welch and Oberdorfer, which were made from 1987 through 1999. On August 29, 2002, the Company purchased substantially all the assets and liabilities of Werner Rietschle Holding GmbH ("Rietschle"), a privately held company based in Schopfheim, Germany. Rietschle is a world leader in vacuum and pressure technology, which includes dry-running and oil-lubricated pumps, blowers, compressors, and pressure/vacuum pumps utilizing rotary vane, screw, roots and claw technologies. With the newly-launched Rietschle Thomas brand, Thomas is pursuing further opportunities in markets such as printing, packaging, woodworking and other applications that utilize these technologies.

On March 9, 2005, we announced that we have entered into an Agreement and Plan of Merger ("Merger Agreement") with Gardner Denver, Inc. Under the terms of the Merger Agreement, Gardner Denver will pay $40.00 per share in cash for all of the issued and outstanding shares of common stock of Thomas. The transaction is conditioned on obtaining requisite approval from the shareholders of Thomas, necessary regulatory approvals and other customary closing conditions. Upon closing of the acquisition, Thomas will become a subsidiary of Gardner Denver and will no longer be a publicly traded company. The parties expect to close the transaction during 2005.

b.       Financial Information about Segments.

The information required by this item is set forth in Note 13 to the consolidated financial statements.

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

Three German operations manufacture a complementary line of rotary vane, piston, linear, diaphragm, gear, side channel, radial, claw, screw, and rotary lobe pumps and compressors, as well as various liquid pump technologies, air-centers and centralized systems. These products are distributed worldwide. The German operations also include a foundry which produces pump castings for internal use, as well as automotive component castings.

A new manufacturing facility was constructed during late 2004 in Wuxi, China, and production will start in the second quarter of 2005.

The Company also maintains sales and service facilities in Germany, U.S.A., England, Italy, Switzerland, Sweden, France, Denmark, the Netherlands, Hungary, Austria, Slovakia, Czech Republic, China, Japan, Taiwan, Mexico, Korea, New Zealand, Australia and Brazil. Systems sales and final assembly work is also done in many of these facilities. The Corporate Office is in Louisville, Kentucky.

The Company offers a wide selection of standard air compressors and vacuum pumps and will modify or design its products to meet exacting OEM applications. Products for the OEM market are now marketed under the Rietschle Thomas name worldwide. Products for other users are marketed under the brand names Welch (high vacuum pumps for laboratory and chemical markets), Air-Pac (pneumatic construction equipment), Vakuumatic (leakage detection systems), Medi-Pump (respiratory products), and Oberdorfer (bronze and high alloy liquid pumps).

The medical equipment market, which includes oxygen concentrators, nebulizers, aspirators, and other devices, is important to the Company. Company sales to medical equipment OEM's were approximately $96 million in 2004, $92 million in 2003, and $75 million in 2002. The 2002 amount only includes Rietschle for four months. Oxygen concentrator OEM's represent a significant portion of the Company's sales in the medical equipment market. The Company believes it has the leading market share in compressors for the oxygen concentrator market worldwide.

No single customer of the Company accounted for 10 percent or more of the Company's net sales in 2004.

The backlog of unshipped orders was $89 million at December 31, 2004, and $80 million at December 31, 2003. The increase was primarily due to exchange rate fluctuations. The Company believes substantially all of such orders are firm, although some orders are subject to cancellation. Substantially all of these orders are expected to be filled in 2005.

The Company believes that it has adequate sources of materials and supplies for its business.

There is no significant seasonal impact on the business of the Company.

As of December 31, 2004, the Company had no line of credit facilities with its banks and its long-term debt consisted of only capitalized lease obligations. The Company has no loan agreements that include restrictions on working capital, operating leases, tangible net worth, and the payment of cash dividends and stock distributions. The Company expects to fund working capital requirements from a combination of available cash balances and internally generated funds.

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

During 2004, the Company spent $22,131,000 on research activities relating to the development of new products and the improvement of existing products. Substantially all of this amount was Company-sponsored activity. During 2003 and 2002, the Company spent $19,736,000 and $11,789,000, respectively, on these activities. Research and development expenses with respect to the Rietschle acquisition were only included for four months in 2002.

The Company, like other manufacturers, is subject to environmental rules and regulations regarding the use, disposal, and cleanup of substances regulated under environmental protection laws. It is the Company's policy to comply with these rules and regulations, and the Company believes that its practices and procedures are designed to comply with these rules and regulations. The Company is involved in remedial efforts at certain of its present and former locations, and when costs can be reasonably estimated, the Company records appropriate liabilities for such matters. The Company does not believe that the ultimate resolution of environmental matters will have a material adverse effect on its consolidated financial position, results of operations, or liquidity.

At December 31, 2004, the Company employed approximately 2,250 people. Approximately 14.3% were represented by labor unions. Union contacts have varying expiration dates beginning with June 30, 2005 and ending with March 7, 2008. Approximately 1.2% of employees were represented by labor unions with contracts expiring within one year from December 31, 2004. The union agreements have historically been renegotiated in a satisfactory manner.

Lighting Segment

On August 30, 1998, Thomas and Genlyte formed a lighting joint venture that combined substantially all of the assets and liabilities of Genlyte and substantially all of the lighting assets and related liabilities of Thomas to create GTG, estimated to be the third largest manufacturer of lighting fixtures, controls, and related products in North America. Thomas owned a 32% interest in the joint venture and Genlyte owned a 68% interest. Effective with the close of business on July 31, 2004, the Company sold its 32% joint venture interest in Genlyte Thomas Group LLC (GTG) to The Genlyte Group Incorporated, thereby exiting the lighting business.

Thomas' investment in GTG was accounted for using the equity method of accounting

d.       Financial Information about Geographic Areas.

See Note 13 to the consolidated financial statements.

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

f.       Executive Officers of the Registrant


                                                                                                                   YEAR
                                                                                                               FIRST ELECTED
NAME                                               OFFICE OR POSITION WITH COMPANY                       AGE   AS AN OFFICER
----                                               -------------------------------                       ---   -------------
Timothy C. Brown (A)............................   Chairman of the Board, President, Chief Executive     54        1984
                                                   Officer, and Director
Phillip J. Stuecker (B).........................   Vice President of Finance, Chief Financial Officer,   53        1984
                                                   and Secretary
Peter H. Bissinger (C)..........................   Vice President; General Manager, European Pump and    59        1992
                                                   Compressor Group
Dieter W. Rietschle (D).........................   General Manager, TIWR Holding GmbH & Co. KG           58        2002
James J. Kregel (E).............................   Vice President; General Manager, North American       53        2003
                                                   Pump and Compressor Group
---------------
(A) Timothy C. Brown was elected Chairman of the Board on April 20, 1995, in addition to his other duties of President and Chief Executive Officer. Prior to this, Mr. Brown held various management positions in the Company including Chief
Operating Officer, Executive Vice President, and Vice President and Group
Manager of the Specialty Products Group.


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

(D) Dieter W. Rietschle was appointed a General Manager of TIWR Holding GmbH &
Co. KG, a wholly owned subsidiary of the Company, effective August 30, 2002.
This was the date Mr. Rietschle joined the Company as a result of the acquisition of substantially all of the assets of Werner Rietschle Holding GmbH.
Prior to this date, Mr. Rietschle was General Manager of Werner Rietschle
Holding GmbH.

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


                                         NUMBER
                                     OF FACILITIES
                                     -------------
                                                              COMBINED
SEGMENT                               OWNED    LEASED       SQUARE FEET   NATURE OF FACILITIES
-------                               -----    ------       -----------   --------------------
Pump and Compressor.............          9         5        1,090,000    Manufacturing plants
                                          7        53          424,000    Distribution and service centers
Corporate.......................          --         1           6,900    Corporate headquarters
                                          2         --         160,000    Leased to third parties


        One owned manufacturing facility (50,000 sq. feet) in Wuxi, China, was constructed during late 2004, but will not begin production until 2005.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.
                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Prices and Dividends of Common Stock

         The Company's common stock is traded on the New York Stock Exchange (ticker symbol TII). On , March 10, 2005 there were 1,650 security holders of record. High and low closing stock prices and dividends per share for the last two years were:


                                                                       2004                               2003
                                                                       ----                               ----
                                                                   MARKET PRICE                       MARKET PRICE
                                                                   ------------                       ------------
                                                                                      CASH                               CASH
                                                                                 DIVIDENDS                          DIVIDENDS
QUARTER ENDED                                                 HIGH       LOW      DECLARED       HIGH       LOW      DECLARED
-------------                                                 ----       ---      --------       ----       ---      --------
March 31..............................................      $35.30    $30.07        $0.095     $28.32    $24.26        $0.085
June 30...............................................       34.95     31.18         0.095      29.81     24.32         0.095
September 30..........................................       33.57     29.73         0.095      28.65     26.40         0.095
December 31...........................................       39.92     33.00         0.095      34.66     27.88         0.095


        Payment of future cash dividends will be at the discretion of the Company's Board of Directors and will be dependent upon the earnings and financial condition of the Company and any other factors deemed relevant by the Board of Directors.

(b) The Company made no stock repurchases in 2004 or 2003.

(c) Equity Compensation Plan Information

The information set forth in the following table is as of December 31, 2004:


                        NUMBER OF SECURITIES TO                                         NUMBER OF SECURITIES REMAINING
                        BE ISSUED UPON EXERCISE     WEIGHTED-AVERAGE EXERCISE PRICE OF  AVAILABLE FOR FUTURE ISSUANCE UNDER
                       OF OUTSTANDING OPTIONS,      OUTSTANDING OPTIONS, WARRANTS AND   EQUITY COMPENSATION PLANS (EXCLUDING
                          WARRANTS AND RIGHTS                    RIGHTS                 SECURITIES REFLECTED IN COLUMN (a))
                          -------------------                    ------                 -----------------------------------
PLAN CATEGORY                                (a)                                   (b)                                    (c)
-------------                                ---                                   ---                                    ---
Equity compensation
  plans approved by
  security holders..                     993,940                                $22.27                                808,891
Equity compensation
  plans not approved
  by security holders                          --                                     --                                      --
                                         -------                                ------                                -------
Total...............                     993,940                                $22.27                                808,891
                                         -------                                ------                                -------



ITEM 6. SELECTED FINANCIAL DATA


FIVE YEAR SUMMARY OF OPERATIONS AND STATISTICS


                                                                                YEARS ENDED DECEMBER 31
                                                                                -----------------------
                                                             2004          2003         2002(A)        2001          2000
                                                             ----          ----         -------        ----          ----
                                                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE)
EARNINGS STATISTICS
  Net sales..........................................         $410,114     $376,774     $240,602       $184,382      $188,824
  Cost of products sold..............................          262,654      246,832      154,904        118,625       120,835
  Selling, general, and administrative expenses......          117,728      101,943       59,989         43,411        44,070
  Equity income from GTG.............................        18,608(B)    32,138(F)       28,804         24,835        24,575
  Gain on sale of GTG................................       160,410(C)            -            -              -             -
  Interest expense...................................            2,691        4,237        3,370          3,630         3,995
  Income before income taxes and minority interest...      $207,670(C)   $55,679(F)      $51,165        $45,040    $48,298(H)
  As a percentage of net sales.......................            50.6%        14.8%        21.3%          24.4%         25.6%
  Income taxes.......................................       $93,516(D)      $18,340      $18,452        $16,870       $18,213
  Effective tax rate.................................            45.0%        32.9%        36.1%          37.5%         37.7%
  Net income.........................................      $114,154(E)   $37,314(G)      $32,692        $28,170    $30,085(I)

FINANCIAL POSITION
  Working capital....................................         $355,779      $95,581      $82,030        $45,978       $30,677
  Current ratio......................................         7.2 TO 1     2.6 to 1     2.7 to 1       2.5 to 1      1.9 to 1
  Property, plant and equipment--net.................         $114,868     $108,350      $91,591        $39,770       $39,521
  Total assets.......................................         $621,936     $573,134     $491,016       $306,714      $306,112
  Return on ending assets............................            18.4%         6.5%         6.7%           9.2%          9.8%
  Long-term debt, less current portion...............           $7,751     $102,673     $104,047        $24,938       $40,727
  Long-term debt to equity...........................             1.5%        26.8%        33.1%          10.5%         18.7%
  Long-term debt to capital..........................             1.4%        21.1%        24.9%           9.5%         15.8%
  Shareholders' equity...............................         $526,933     $383,355     $314,367       $237,713      $217,402
  Return on beginning shareholders' equity...........            29.8%        11.9%        13.8%          13.0%         14.4%

DATA PER COMMON SHARE
  Net income--diluted................................         $6.44(E)     $2.12(G)        $2.00          $1.80      $1.91(I)
  Cash dividends declared............................            $0.38        $0.37        $0.34          $0.34         $0.30
  Shareholders' equity...............................           $29.15       $21.71       $17.84         $15.16        $14.09
  Price range........................................           $39.92       $34.66       $30.50         $29.50        $23.25
                                                                    TO           to           to             to            to
                                                                $29.73       $24.26       $22.50         $20.19        $17.50
  Closing price......................................           $39.92       $34.66       $26.06         $25.00        $23.25
  Price/earnings ratio...............................              6.2         16.4         13.0           13.9          12.2
OTHER DATA
  Cash dividends declared............................           $6,651       $6,369       $5,502         $5,162        $4,621
  Expenditures for property, plant and equipment.....          $16,403      $20,108       $8,358         $8,548       $10,888
  Depreciation and intangible amortization...........          $16,340      $15,207      $10,468         $7,913        $7,463
  Goodwill amortization (J)..........................              N/A          n/a          n/a           $483          $460
  Average number of employees........................            2,258        2,263        1,447          1,110         1,085
  Average sales per employee.........................           $181.9       $166.5       $166.3         $166.1        $174.0
  Number of shareholders of record...................            1,689        1,811        1,991          2,064         2,193
  Average number of diluted common shares outstanding       17,733,000   17,570,000   16,375,000     15,621,000    15,777,492
  Actual number common shares outstanding............       17,826,384   17,286,325   17,125,291     15,233,172    15,051,303
  Market capitalization..............................         $711,629     $599,144     $446,285       $380,829      $349,943

SEGMENT INFORMATION
  Net Sales--Pumps and Compressors...................         $410,114     $376,774     $240,602       $184,382      $188,824
                                                              ========     ========     ========       ========      ========

  Operating Income
    Pumps and Compressors............................          $40,936      $36,742      $31,675        $28,488       $31,607
    Lighting (K).....................................        18,608(B)    32,138(F)       28,804         24,835        24,575
    Gain on Sale of Lighting (GTG)...................       160,410(C)            -            -              -             -
    Corporate expenses...............................         (11,204)      (8,743)      (5,966)        (6,142)    (7,688)(H)
  Total Operating Income.............................         $208,750      $60,137      $54,513        $47,181       $48,494

Note: See accompanying Notes to Consolidated Financial Statements and Management's Discussion and
Analysis of Financial Condition and Results of Operations
---------------
     (A)  Includes Rietschle results since the acquisition date on August 29,
          2002.
     (B)  Includes GTG equity earnings through the sale date on July 31, 2004.
     (C)  Includes $160,410,000 of pre-tax gains related to the sale of GTG effective with the close of business on July 31, 2004.
     (D)  Includes $76,275,000 of income tax, calculated at an effective rate of
          47.6%, related to the sale of GTG.
     (E)  Includes $84,135,000, or $4.74 per share, of after-tax gains related to the sale of GTG.
     (F)  Includes $2,272,000 of pre-tax gains related to the settlement of a patent infringement lawsuit.
     (G)  Includes $1,400,000, or $.08 per share, of after-tax gains related to the settlement of GTG's patent infringement lawsuit.
     (H)  Includes $1,632,000 of pre-tax gains related to insurance proceeds and sale of securities; also includes a $1,000,000 pre-tax charge related to environmental costs.
     (I)  Includes $1,315,000, or $.09 per share, of after-tax gains related to insurance proceeds and sale of securities; also includes a $623,000, or $.04 per share, after-tax charge related to environmental costs.
     (J)  In accordance with SFAS No. 142, goodwill is no longer amortized, effective January 1, 2002 (see Note 2 in the consolidated financial statements).
     (K)  Represents the Company's earnings from its 32% interest in the GTG joint venture.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company operates in the Pump and Compressor Segment and until July 31, 2004, also operated in the Lighting Segment. The Pump and Compressor Segment designs, manufactures, markets, sells and services pump and compressor products through worldwide operations. In August 2002, we significantly increased the size of our pump and compressor business by acquiring substantially all the assets and liabilities of Werner Rietschle Holding GmbH ("Rietschle"), a privately held company based in Schopfheim, Germany. Rietschle's operating results are included in the Company's operating results since the August 29, 2002 acquisition date. The Pump and Compressor Segment supplies products to original equipment manufacturers (OEMs) in such markets as medical equipment, environmental, automotive, printing, packaging and many others. An important market for the Company is medical equipment, which includes compressors used in oxygen concentrators, nebulizers, aspirators, and other devices.

         As previously announced, sales to the OEM oxygen concentrator market were reduced in 2004 by $6.8 million as a result of the loss of one of our customer's oxygen concentrator product lines to a competitor beginning late in the second quarter of 2004. Even with the loss of these sales, the Company believes it has the leading share in the oxygen concentrator market worldwide. Pricing in this market has continued to decline due to competition and threat of foreign manufacturers.

         In order to reduce our cost structure and remain price competitive, the Company constructed a manufacturing facility in China during late 2004, which should be in production in the first half of 2005. The Company incurred no restructuring or exit costs at existing facilities in connection with this production transfer and have no plans for any of these costs in 2005. We also had no asset impairment charges or reduction in expected service lives of assets at existing facilities related to this production transfer in 2004 and expect none in 2005. During 2003, we closed our manufacturing facility in Fleurier, Switzerland, and relocated this production to other facilities. In 2003, we also built and opened a new facility in Memmingen, Germany and relocated our operations from an older leased facility late in 2003. This new facility allows the Company to produce in a more efficient manner and consolidate production. In February 2004, the Company announced the closing of its Wuppertal, Germany manufacturing facility, which generated approximately $2.8 million of one-time costs in 2004. Production from the Wuppertal facility has now been transferred to the new Memmingen facility. We believe these steps were necessary to better position the Company for future growth opportunities and cost reductions.

         We have received certain commodity cost increases, which have impacted our costs, although we attempt to offset these with price increases and ongoing cost reduction programs. The Company is also experiencing increased costs related to requirements by Section 404 of the Sarbanes-Oxley Act. In 2004, the Company recorded approximately $1.5 million of pre-tax charges related to internal control documentation and testing for Sarbanes-Oxley compliance.

         Until July 31, 2004, the Company also operated in the Lighting Segment through its 32% interest in Genlyte Thomas Group LLC (GTG) joint venture. The Company's investment in GTG was accounted for by using the equity method of accounting. GTG designs, manufacturers, markets, and sells lighting fixtures for a wide variety of applications in the commercial, industrial and residential markets for both indoor and outdoor fixtures. Effective with the close of business on July 31, 2004, the Company sold its 32% interest in GTG to The Genlyte Group Incorporated for approximately $401 million, which generated an $84.1 million net after-tax gain.

         On March 9, 2005, we announced that we have entered into an Agreement and Plan of Merger ("Merger Agreement") with Gardner Denver, Inc. Under the terms of the Merger Agreement, Gardner Denver will pay $40.00 per share in cash for all of the issued and outstanding shares of common stock of Thomas. The transaction is conditioned on obtaining requisite approval from the shareholders of Thomas, necessary regulatory approvals and other customary closing conditions. Upon closing of the acquisition, Thomas will become a subsidiary of Gardner Denver and will no longer be a publicly traded company. The parties expect to close the transaction during 2005.

         As discussed in Note 17 - Subsequent Event of the Notes to Consolidated Financial Statements, on January 10, 2005, the Company acquired certain assets of the side channel blower business of Ruey Chaang Electric Co, Ltd. of Taipei, Taiwan for approximately $12.0 million. This acquisition will enhance the Company's Asian presence and provide further opportunities for growth through our global distribution network.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Thomas' discussion and analysis of its financial condition and results of operations are based upon Thomas' consolidated financial statements, which have been prepared in conformity with United States generally accepted accounting principles. When preparing these consolidated financial statements, the Company is required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company evaluates its estimates including, but not limited to, those related to product warranties, bad debts, inventories, equity investments, pensions and other postretirement benefits, income taxes, contingencies, and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         The Company identified the following critical accounting policies, which affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. Included with the accounting policies are potential changes to results, which could occur if different assumptions or conditions were to prevail.

         Allowance for Doubtful Accounts Receivable: The Company maintains allowances for doubtful accounts for uncollectible invoices resulting from the customer's inability or refusal to pay. Management's estimated allowances are established based on an aging of accounts receivable and applying percentages based on historical experience to aging categories. In addition, where the Company is aware of a customer's inability to pay, it specifically reserves for the potential bad debt to reduce the receivable to the amount it reasonably believes will be collected. If the financial conditions of Thomas' customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances would be required.

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

         Revenue Recognition: Revenue from product sales is recognized upon title transfer, which occurs upon shipment, based on our customary terms of sale, which are FOB shipping point. We do have exceptions to this general policy which are described as follows:

          1) Revenues from service and repair activities are approximately 6% of our total sales. Some of these service and repair revenues do not involve a shipment of product, but instead, relate to the performance of a service or repair. Billings for these activities are not made until the service activity has occurred. There are other instances where we offer customers an annual service contract, which we invoice in twelve monthly billings.

          2) There are instances where we have consignment inventory arrangements and in these instances, revenue is not recorded upon shipment to our customer. Revenue is only recorded when our customer ships the inventory to their customer or uses it for other purposes. These consignment inventory arrangements are insignificant.

          3) There are instances where our terms of sale are FOB destination. We record accounting entries at the end of reporting periods, to make sure these revenues are deferred to the subsequent period. These instances are insignificant.

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

         Retirement Plans and Post-Retirement Benefit Plans: Assets and liabilities of the Company's defined benefit plans are determined on an actuarial basis and are affected by the estimated market value of plan assets, estimates of the expected return on plan assets, and discount rates. Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets as well as changes in the discount rate, will affect the amount of pension expense recognized, impacting the Company's results of operations. The liability for post-retirement medical and life insurance benefits is also determined on an actuarial basis and is affected by assumptions including the discount rate and expected trends in health care costs. Changes in the discount rate and difference between actual and expected health care costs will affect the recorded amount of post-retirement benefits expense, impacting the Company's consolidated results of operations.

         Self-Insurance Medical Claims: The Company is self-insured for the medical benefit plans covering approximately 75% of its U.S. employees. The Company estimates its liability for claims incurred by applying a lag factor to the Company's historical claims and administrative cost experience. The validity of the lag factor is evaluated periodically and revised if necessary. Although management believes the current estimated liabilities for medical claims are reasonable, changes in the lag in reporting claims, changes in claims experience, unusually large claims, and other factors could materially affect the recorded liabilities and expense, impacting the Company's consolidated financial condition and results of operations.

         Income Taxes: Significant management judgment is required in developing the Company's income tax provision, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against deferred tax assets. The Company operates in multiple taxing jurisdictions and is subject to audit in those jurisdictions. Because of the complex issues involved, any assessments can take an extended period of time to be resolved. In management's opinion, adequate income tax provisions have been made and adequate tax reserves exist to cover probable risks. However, results of Internal Revenue Service or other jurisdictional audits, closing of past years' tax returns no longer subject to audit, and future tax law changes could have a material impact on the Company's future tax liabilities and provisions, impacting the Company's consolidated financial condition and results of operations.

         Contingencies and Litigation: As discussed in "Note 11 - Leases, Commitments and Contingencies" in the Notes to Consolidated Financial Statements, the Company is a party to legal proceedings and claims, as well as environmental rules and regulations. When costs can be reasonably estimated, appropriate liabilities for such matters are recorded. While management currently believes the amount of ultimate liability, if any, with respect to these actions will not materially affect the consolidated financial position, results of operations, or liquidity of the Company, the ultimate outcome of these matters is uncertain. Were an unfavorable outcome to occur, the impact could be material to the Company.

RESULTS OF OPERATIONS

         On August 29, 2002, the Company purchased substantially all the assets and liabilities of Werner Rietschle Holding GmbH ("Rietschle"), a privately held company based in Schopfheim, Germany. See Note 3 in the notes to consolidated financial statements. Results of Rietschle are included in our operations beginning August 29, 2002.

         The Company's 2004 net income of $114.2 million was $76.9 million higher than the $37.3 million for 2003. The 2004 net income included an $84.1 million, or $4.74 per share, net gain from the sale of our 32% joint venture interest in GTG. Since the sale occurred effective with the close of business on July 31, 2004, our 2004 results only included GTG equity earnings for seven months versus twelve months in 2003. The 2003 net income included a non-recurring gain of $1.4 million, or $.08 per share, related to the settlement of GTG's patent infringement lawsuit. The 2003 net income of $37.3 million was 14.1% higher than the $32.7 million for 2002. The Rietschle operating results were included for twelve months in 2003 versus four months in 2002.

PUMP AND COMPRESSOR SEGMENT

Net Sales
---------

         Net sales for the Pump and Compressor Segment in 2004 increased $33.3 million, or 8.8%, to $410.1 million, compared to $376.8 million for 2003. Approximately $22 million of the $33.3 million increase in 2004 net sales was due to the effects of exchange rates. Net sales in the North American operations increased $3.0 million, or 2.0%, to $156.2 million in 2004 compared to $153.2 million in 2003. This increase occurred even though our sales to the oxygen concentrator OEM market were reduced in 2004 by $6.8 million as a result of the loss of one of our customer's oxygen concentrator product lines to a competitor. More than offsetting this $6.8 million decline in 2004 were increases of $4.3 million with other oxygen concentrator customers, as well as increases in other medical market applications ($4.4 million), and industrial market applications ($1.5 million). European sales increased by $24.7 million, or 13.1%, to $214.0 million in 2004, compared to $189.3 million in 2003. Approximately $20.0 million of the 2004 increase was due to foreign exchange rate fluctuations. Net sales in the Asia Pacific operations increased $5.6 million, or 16.2%, to $39.9 million in 2004, compared to $34.3 million in 2003. Approximately $2.0 million of the 2004 increase was due to foreign exchange rate fluctuations. Also contributing to Asia Pacific's increase in 2004 were volume increases in the environmental ($.5 million) and industrial ($1.0 million) markets.

         Net sales in 2003 increased $136.2 million, or 56.6%, to $376.8 million, compared to $240.6 million in 2002. Acquisitions accounted for $120.6 million of the 2003 increase in net sales, since the Rietschle acquisition was only included for the last four months of 2002 versus twelve months in 2003. Approximately $10.4 million of the 2003 sales increase was due to foreign exchange fluctuations. The North American operations reported a $21.9 million, or 16.6% increase over 2002 levels, as net sales increased from $131.3 million in 2002 to $153.2 million in 2003. Acquisitions contributed $15.6 million to the 2003 increase. The remaining increase in North American sales related to increased sales in the medical ($7.9 million) and automotive ($.9 million) markets, which were partially offset by decreases in various other markets. European operations posted a $98.6 million, or 108.6%, increase in net sales. Net sales for Europe were $189.3 million for 2003, compared to $90.7 million in 2002. Acquisitions contributed $89.4 million of the 2003 increase, while foreign exchange rate fluctuations increased 2003 net sales by approximately $8.8 million. Net sales in 2003 for the Asia Pacific operations increased $15.8 million, or 85.1%, to $34.3 million, compared to $18.5 million in 2002. Approximately $15.6 million of the 2003 increase related to acquisitions, while foreign exchange rate fluctuations increased 2003 sales by approximately $1.5 million. Asia Pacific 2003 net sales were negatively impacted by weaker sales in the environmental ($.9 million) and medical ($.7 million) markets.

Gross Profit
------------

         Gross profit for the Pump and Compressor Segment was $147.5 million or 36.0% of sales in 2004, compared to $129.9 million, or 34.5% of sales in 2003. The improved gross profit percentage for 2004 is primarily related to favorable sales mix and the improved efficiencies gained in 2004 from facility rationalization plans implemented in 2003 and early 2004.

         Gross profit was $129.9 million or 34.5% of sales in 2003, compared to $85.7 million, or 35.6% of sales in 2002. The 2003 gross profit was negatively impacted by costs incurred related to the 2003 facility rationalization plans.

Selling, General and Administrative Expenses
--------------------------------------------

         The Pump and Compressor Segment's 2004 selling, general and administrative (SG&A) expenses were $106.5 million, or 26.0% of sales, compared to $93.2 million, or 24.7% of sales in 2003. These exclude corporate expenses which are discussed in a separate section below. The higher percent of sales in 2004 for SG&A expenses is primarily due to some expenses that were incurred in

2004, but not in 2003. These include expenses for the Wuppertal facility shutdown ($2.7 million), higher professional fees related to internal control documentation and testing for Sarbanes-Oxley Act compliance (SOX compliance) ($1.0 million) and higher incentive compensation expenses ($1.5 million).

         The 2003 SG&A expenses were $93.2 million, or 24.7% of sales, compared to $54.0 million, or 22.5% of sales in 2002. The higher percent of sales in 2003 for SG&A expenses is primarily due to having a full year of Rietschle sales and service offices throughout the world, which require a higher level of SG&A costs to operate, as well as increased personnel costs.

Operating Income
----------------

         Operating income, excluding corporate expenses, in 2004 for the Pump and Compressor Segment increased $4.2 million, or 11.4%, to $40.9 million, compared to $36.7 million for 2003. As a percent to net sales, the 2004 operating income was 10% of net sales versus 9.8% in 2003. The North American operations had a 2.3% decrease in operating income in 2004 versus 2003 due to $.3 million of patent legal costs and general pricing pressures in certain markets. The European and Asia Pacific operations posted double digit increases in operating income for 2004 versus 2003. Europe benefited from the improved efficiencies from facility rationalization changes. The Asia Pacific increase in 2004 was primarily due to volume gains.

         Operating income in 2003 increased $5.0 million, or 16%, to $36.7 million, compared to $31.7 million for 2002. As a percent to net sales, the 2003 operating income was 9.8% of net sales versus 13.2% in 2002. Acquisitions contributed $5.9 million of incremental operating income to 2003. Included in 2003 were relocation, moving and rearrangement expenses of $1.0 million which lowered operating income. North American operations posted slightly lower operating income in 2003 versus 2002, primarily due to competitive pricing pressures in certain markets and applications. The European and Asia Pacific operating income increased in 2003 compared to 2002, primarily due to acquisitions.

LIGHTING SEGMENT

         The Genlyte Group Incorporated (Genlyte) and Thomas formed Genlyte Thomas Group LLC (GTG) on August 30, 1998. Effective with the close of business on July 31, 2004, Thomas sold its 32% interest in GTG to Genlyte for approximately $400.9 million. Thomas' investment in GTG was accounted for using the equity method of accounting. The Lighting Segment's operating income includes our 32% interest in GTG, as well as expenses related to Thomas stock options issued to GTG employees. The Lighting Segment's operating income for the seven months ended July 31, 2004, was $18.6 million, compared to $32.1 million for the twelve months of 2003. Included in 2003 was a pre-tax gain of $2.3 million related to the settlement of GTG's patent infringement lawsuit. The Lighting Segment's operating income was $32.1 million in 2003, compared to $28.8 million in 2002.

         The calculation of the Company's adjusted book basis as of July 31, 2004 and gain on sale calculation are in the table that follow:

         The Company's adjusted book basis in GTG as of July 31, 2004 was as follows (in millions):

              Investment in GTG at July 31, 2004                      $230.5
              Thomas' adjustment for accelerated option expense
                 treated as a transaction cost                           (.2)
              Other comprehensive loss items:
              Minimum pension liability                                  5.5
              Foreign currency translation                                .5
                                                                      ------
              Adjusted GTG book basis at July 31, 2004                $236.3
                                                                      ======

         The gain on the sale of GTG, which the Company recorded in 2004, was calculated as follows (in millions):

                  Total sale price                                   $400.9
                  Transaction costs                                    (4.2)
                  Net proceeds                                        396.7

                  Adjusted book basis at July 31, 2004               (236.3)
                  Pre-tax book gain                                   160.4

                  Income taxes                                        (76.3)
                  Net after-tax gain                                $  84.1

                  Earnings per share - diluted                      $  4.74

         This gain calculation is an estimate subject to final determination of taxes of the transaction when tax returns are filed in 2005. The effective income tax rate recorded on the gain of 47.6% is primarily due to the basis differences for financial reporting and tax purposes in the joint venture interest in GTG.

CORPORATE

          Consolidated operating income includes corporate expenses. Corporate expenses were $11.2 million for 2004, compared to $8.7 million for 2003. The increase in 2004 corporate expenses relates to incremental environmental matters ($.8 million), higher personnel related costs ($.9 million), higher legal expenses ($.6 million), expense related to the SOX compliance ($.5 million), and additional costs related to expanding our presence in China ($.3 million). Corporate expenses were $8.7 million for 2003, compared to $6.0 million for 2002. The increase in 2003 corporate expenses relates to higher professional fees related to a reorganization of our legal structure ($.7 million), higher accounting/tax fees ($.4 million), higher personnel related costs ($.5 million), higher franchise taxes ($.3 million) and higher banking fees associated with the Rietschle acquisition ($.4 million).

         Interest expense for 2004 was $2.7 million compared to $4.2 million for 2003. The reduction in 2004 was primarily related to the pay down of long-term debt that occurred with the proceeds from the July 31, 2004 sale of GTG. Senior notes, which carried a 9.36% annual interest rate, in the amount of $7.7 million were paid off on January 31, 2004. Industrial revenue bonds of $1.25 million were paid off in July 2004. Then on August 2, 2004, the remaining $7.7 million of senior notes, as well as our variable rate debt which included revolving credit notes and short-term borrowing arrangements, were paid off. Interest expense for 2003 was $4.2 million compared to $3.4 million for 2002. The increase in 2003 was primarily related to having the Rietschle acquisition related debt for the full year in 2003 versus four months in 2002. This was partially offset due to the $7.7 million payment on January 31, 2003, of senior notes carrying a 9.36% annual interest rate.

         Interest income for 2004 was $2.3 million, compared to $.3 million for 2003. The increase in 2004 was due to the investment of the net amount received on August 2, 2004 from the sale of our 32% interest in GTG. The net amount represents proceeds received less long-term and short-term debt pay offs, as well as associated income tax and transaction cost payments. The net amount was invested in available-for-sale securities, which included tax advantaged debt securities. Interest income for 2003 was $.3 million compared to $.5 million in 2002.

         Other income (expense) for 2004 was an expense of $.7 million compared to an expense of $.5 million in 2003. The 2004 and 2003 expenses include foreign currency transaction losses of $.6 million. Other income (expense) for 2003 was an expense of $.5 million compared to an expense of $.4 million in 2002. The amounts include foreign currency transaction losses of $.6 million in 2003 and $.5 million in 2002.

         Income tax provisions were $93.5 million, $18.3 million, and $18.5 million in 2004, 2003, and 2002, respectively. The effective income tax rate was 45.0% in 2004, compared to 32.9% in 2003 and 36.1% in 2002. The increase in the 2004 provision and rate was due to the inclusion of $76.3 million of tax provision, calculated at a 47.6% rate, related to the sale of the Company's joint venture interest in GTG. The higher effective tax rate was due to the basis difference for financial reporting and tax purposes in the joint venture interest in GTG. The 2004 provision and rate, excluding the impact of the sale of GTG, are $17.2 million and 36.5%, respectively. The decline in the effective rate in 2003 versus 2002 was primarily due to the effect of foreign tax rates and the realization of income tax loss carryforward benefits in certain foreign jurisdictions.

LIQUIDITY AND SOURCES OF CAPITAL

         Cash flows used in operations in 2004 were $51.9 million compared to cash flows provided by operations in 2003 of $32.4 million. The decrease in 2004 was primarily related to the payment of $76.3 million of income tax due on the gain from the GTG sale transaction. Cash flows provided by operations in 2003 were $32.4 million compared to $27.6 million in 2002. The increase in 2003 versus 2002 was primarily related to increases in net income.

         Cash provided by investing activities in 2004 was $257.3 million compared to cash used in investing activities in 2003 of $23.2 million. The increase in 2004 was primarily related to the $400.9 million of proceeds received from the sale of GTG, of which, $133.6 million was used to purchase short-term investments. The Company also received proceeds of $6.2 million, which represents an adjustment to the Company's purchase price of Rietschle. Capital expenditures decreased from $20.1 million in 2003 to $16.4 million in 2004. The 2003 capital expenditures included $5.0 million for a new manufacturing facility in Germany. Cash used in investing activities was $23.2 million in 2003 compared to $92.4 million in 2002. The decrease in cash used was primarily related to the Rietschle acquisition in August 2002 for $83.3 million. Capital expenditures were $20.1 million in 2003, compared to $8.4 million in 2002. As noted previously, 2003 capital expenditures included $5.0 million for a new German manufacturing facility, as well as a full year impact for Rietschle locations versus only four months in 2002.

         Cash used in financing activities was $104.3 million in 2004 compared to $6.4 million in 2003. The increase in cash used in 2004 was primarily related to the debt payments made as a result of having cash proceeds from the GTG sale transaction. Financing activities used cash of $6.4 million in 2003 compared with providing cash of $52.6 million in 2002. The change between 2002 and 2003 primarily relates to the debt associated with the Rietschle acquisition. In 2002, the Company borrowed $80.0 million to partially finance the Rietschle acquisition, and also made payments of $22.8 million related to short-term and long-term debt.

         Dividends paid in 2004 were $6.6 million compared with $6.2 million in 2003 and $5.3 million in 2002. The increase in 2004 was primarily related to a higher number of outstanding shares due to a higher number of stock options being exercised in 2004, which increased since GTG employees were required to exercise their options by December 31, 2004 or forfeit them. The 2003 dividends increased over 2002 primarily due to the issuance of 1.8 million shares in August 2002 in connection with the acquisition of Rietschle. Also, effective with the April 1, 2003 dividend, the Company increased its quarterly dividend per share from $.085 to $.095.

         The following summarizes the Company's contractual obligations at December 31, 2004, and the effect such obligations are expected to have on its liquidity and cash flow in future periods.


                                                                                 LESS THAN          1-3        4-5      AFTER
                                                                       TOTAL        1 YEAR        YEARS      YEARS    5 YEARS
                                                                       -----        ------        -----      -----    -------
                                                                                       (IN THOUSANDS)
Contractual Obligations:
Capital lease obligations.....................................        $9,548        $1,797         $495       $506     $6,750
Operating leases..............................................        21,421         5,630        8,299      5,845      1,647
Purchase obligations..........................................        34,879        34,719          122         38         --
Other long-term obligations...................................           658           209          337        112         --
                                                                     -------       -------       ------     ------     ------
Total contractual obligations.................................       $66,506       $42,355       $9,253     $6,501     $8,397
                                                                     =======       =======       ======     ======     ======


         Purchase obligations are defined as an agreement to purchase goods or services that is enforceable and legally binding on the Company. These primarily relate to normal ongoing inventory purchase obligations but also include other items such as capital commitments and service agreements. The purchase obligation amounts do not represent the entire anticipated purchases in the future, but represent only those items for which the Company is contractually obligated as of December 31, 2004. There also may be circumstances where goods and services are purchased as needed, with no enforceable and legally binding commitment. For this reason, these numbers will not provide a complete and reliable indicator of the Company's expected future cash outflows.

         As of December 31, 2004, the Company had standby letters of credit totaling $3,080,000 with expiration dates during 2005. The Company anticipates that these letters of credit will be renewed at their expiration dates.

         The Company announced in December 1999 that it planned to repurchase, from time to time depending on market conditions and other factors, up to 15 percent, or 2,373,000 shares, of its outstanding Common Stock in the open market or through privately negotiated transactions at the prevailing market prices. During 2004, no purchases were made. Through December 31, 2004, the Company has purchased, on a cumulative basis, 879,189 shares at a cost of $17.3 million, or an average cost of $19.72 per share. The Company plans to fund any purchase of Company stock through its current cash position.

         The Company has short-term investments and cash equivalents of $251.7 million as of December 31, 2004 that bear interest at variable rates. A 100 basis point movement in the interest rate would result in an approximate $2,517,000 annualized effect on interest income and cash flows.

         The Company has significant operations consisting of sales and manufacturing activities in foreign countries. As a result, the Company's consolidated financial results could be significantly affected by factors such as changes in currency exchange rates or changing economic conditions in the foreign markets in which the Company manufactures or distributes its products. Currency exposures for our Pump and Compressor Segment are concentrated in Germany but exist to a lesser extent in other parts of Europe, Asia and South America. The Company's objective is to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow management to focus its attention on its core business issues and challenges. Accordingly, the Company enters into foreign currency forward contracts that change in value as foreign exchange rates change to protect the value of anticipated foreign currency revenues and expenses. The gains and losses on these contracts offset changes in the value of the underlying transactions as they occur. The Euro is the only currency hedged. At December 31, 2004, the Company held forward contracts expiring through December 2005 to hedge probable, but not firmly committed, intercompany inventory purchases. These hedging contracts are classified as cash flow hedges and accordingly, are adjusted to current market values through other comprehensive income until the underlying transactions are recognized. Upon recognition, such gains and losses are recorded in operations as an adjustment to the carrying amounts of the underlying transactions in the period in which these transactions are recognized. At December 31, 2004, the foreign currency forward contracts had a notional amount of Euro 6,000,000 and a fair value of approximately $657,700. The fair value of the foreign currency forward contracts, which represents an asset, is included in other current assets. The amount of pre-tax net gain deferred through other comprehensive income as of December 31, 2004 was approximately $631,900. There was $25,800 of gain recognized in 2004. A 100 basis point movement in foreign currency rates on the Company's open foreign exchange contracts at December 31, 2004 would not materially affect the Company's consolidated financial statements.

         Working capital increased from $95.6 million at December 31, 2003, to $355.8 million at December 31, 2004, primarily due to the net proceeds from the GTG sale transaction, which were invested after being reduced for payments for long-term and short-term debt, income taxes, and transaction costs. Working capital increased from $82.0 million at December 31, 2002, to $95.6 million at December 31, 2003, primarily due to foreign currency exchange rate impacts.

                                                              DECEMBER 31
                                                              -----------
                                                     2004         2003      2002
                                                     ----         ----      ----
                                                         (DOLLARS IN THOUSANDS)
Working capital................................  $355,779     $95,581    $82,030
Current ratio..................................      7.20        2.59       2.66
Long-term debt, less current portion...........     7,751    $102,673   $104,047
Long-term debt to total capital................      1.4%       21.1%      24.9%

         The Company has no loan agreements which include restrictions on working capital, operating leases, tangible net worth, and the payment of cash dividends and stock distributions.

         As of December 31, 2004, the Company had no revolving line of credit facilities with its banks. As of December 31, 2004, the Company had no uncommitted short-term borrowing arrangements.

NEW ACCOUNTING PRONOUNCEMENTS

         In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (FASB 151), Inventory Costs. The Company is required to adopt the provisions of FASB 151, on a prospective basis, as of January 1, 2006. FASB 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. FASB 151 requires that those items
- if abnormal - be recognized as expenses in the period incurred. In addition, FASB 151 requires the allocation of fixed production overheads to the costs of conversions based upon the normal capacity of the production facilities. The Company has not yet determined what effect FASB 151 will have on its earnings and financial position.

         In December 2004, FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (FASB 123R), Share-Based Payment. FASB 123R will require the Company to expense share-based payments, including employee stock options, based on their fair value. The Company is required to adopt the provisions of FASB 123R effective as of the beginning of its third quarter in

2005, however, earlier adoption in 2005 is allowed. FASB 123R provides alternative methods of adoption which include prospective application and a modified retroactive application. The Company adopted the fair-value method of accounting for share-based payments effective January 1, 2003 using the prospective method described in FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Currently, the Company uses the Black-Scholes-Merton formula to estimate the value of stock options granted to employees and expects to continue to use this acceptable option valuation model upon the required adoption of Statement 123R on July 1, 2005. Because Statement 123R must be applied not only to new awards, but to previously granted awards that are not fully vested on the effective date, and because the Company adopted Statement 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation cost for some previously granted awards that were not recognized under Statement 123 will be recognized under Statement 123R. However, had we adopted Statement 123R in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share noted above. Statement 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when those employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $2,805,000, $464,000, and $221,000 in 2004, 2003 and 2002, respectively. The 2004 amount was significantly higher than 2003 and 2002 due primarily to the increased options exercised by GTG employees. The vesting of options to GTG employees was accelerated and the options became 100% vested as of July 31, 2004. As part of the GTG sale agreement, the GTG employees had until December 31, 2004 to exercise or forfeit their options.

         In December 2004, the FASB issued FASB Staff Position (FSP) 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" and FSP 109-2, "Accounting for Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004." FSP 109-1 provides a tax deduction on qualified production activities, while FSP 109-2 introduces a special one-time dividends-received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. The Company has adopted both of these staff positions in 2004 (See Note 7).

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

          o The Company believes that the Pump and Compressor Segment has a leading market share in the oxygen concentrator Original Equipment Manufacturers (OEM) market worldwide. The Company's market share could be reduced significantly due to a competitor, the vertical integration by our customers, or new technology replacing compressed air in oxygen concentrators. As noted in the overview section, the Company noted that in 2004 it lost $6.8 million in sales from this market beginning in the second quarter of 2004. The further loss of significant market share in the oxygen concentrator OEM market could have a significant adverse affect on the Company's results.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has short-term investments and cash equivalents of $251.7 million as of December 31, 2004 that bear interest at variable rates. A 100 basis point movement in the interest rate would result in an approximate $2,517,000 annualized effect on interest income and cash flows.

         The Company has significant operations consisting of sales and manufacturing activities in foreign countries. As a result, the Company's financial results could be significantly affected by factors such as changes in currency exchange rates or changing economic conditions in the foreign markets in which the Company manufactures or distributes its products. Currency exposures for our Pump and Compressor Segment are concentrated in Germany but exist to a lesser extent in other parts of Europe, Asia and South America. The Company's objective is to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow management to focus its attention on its core business issues and challenges. Accordingly, the Company enters into foreign currency forward contracts that change in value as foreign exchange rates change to protect the value of anticipated foreign currency revenues and expenses. The gains and losses on these contracts offset changes in the value of the underlying transactions as they occur. The Euro is the only currency hedged. At December 31, 2004, the Company held forward contracts expiring through December 2005 to hedge probable, but not firmly committed, intercompany inventory purchases. These hedging contracts are classified as cash flow hedges and accordingly, are adjusted to current market values through other comprehensive income until the underlying transactions are recognized. Upon recognition, such gains and losses are recorded in operations as an adjustment to the carrying amounts of the underlying transactions in the period in which these transactions are recognized. At December 31, 2004, the foreign currency forward contracts had a notional amount of Euro 6,000,000 and a fair value of approximately $657,700. The fair value of the foreign currency forward contracts, which represents an asset, is included in other current assets. The amount of pre-tax net gain deferred through other comprehensive income as of December 31, 2004 was approximately $631,900. There was $25,800 of gain recognized in 2004. A 100 basis point movement in foreign currency rates on the

Company's open foreign exchange contracts at December 31, 2004 would not materially affect the Company's financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         In addition to the audited financial statements of Thomas Industries Inc. which follow, the financial statements of GTG are included in this Form 10-K on pages F-1 to F-28.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

          Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and
Shareholders of Thomas Industries Inc.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Thomas Industries Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Thomas Industries Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Thomas Industries Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Thomas Industries Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2004 consolidated financial statements of Thomas Industries Inc. and our report dated March 10, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Louisville, Kentucky
March 10, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and
Shareholders of Thomas Industries Inc:

We have audited the accompanying consolidated balance sheets of Thomas Industries Inc. (a Delaware corporation) as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at
Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Thomas Industries Inc. at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Thomas Industries Inc.'s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2005 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Louisville, Kentucky
 March 10, 2005


                             THOMAS INDUSTRIES INC.
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                                               YEARS ENDED DECEMBER 31
                                                                                               -----------------------
                                                                                               2004         2003         2002
                                                                                               ----         ----         ----
                                                                                          (IN THOUSANDS, EXCEPT SHARE DATA)
Net sales............................................................................      $410,114     $376,774     $240,602
Cost of products sold................................................................       262,654      246,832      154,904
                                                                                           --------     --------     --------
Gross profit.........................................................................       147,460      129,942       85,698
Selling, general and administrative expenses.........................................       117,728      101,943       59,989
Equity income from GTG...............................................................        18,608       32,138       28,804

Gain on sale of GTG..................................................................       160,410            -            -
                                                                                           --------     --------     --------
Operating income.....................................................................       208,750       60,137       54,513
Interest expense.....................................................................         2,691        4,237        3,370
Interest income......................................................................         2,335          312          456
Other income (expense)...............................................................         (724)        (533)        (434)
                                                                                           --------     --------     --------
Income before income taxes and minority interest.....................................       207,670       55,679       51,165
Income taxes.........................................................................        93,516       18,340       18,452
                                                                                           --------     --------     --------
Income before minority interest......................................................       114,154       37,339       32,713

Minority interest, net of tax........................................................             -           25           21
                                                                                           --------     --------     --------
Net income...........................................................................      $114,154      $37,314      $32,692
                                                                                           ========      =======      =======

Net income per share
    --Basic..........................................................................         $6.53        $2.17        $2.06
    --Diluted........................................................................         $6.44        $2.12        $2.00
Dividends declared per share.........................................................         $0.38        $0.37        $0.34









                             See accompanying notes.



                             THOMAS INDUSTRIES INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                           DECEMBER 31
                                                                                                           -----------
                                                                                                        2004         2003
                                                                                                        ----         ----
                                                                                                         (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents.......................................................................      $133,472      $23,933
  Short-term investments..........................................................................       133,627            --
  Accounts receivable, net........................................................................        58,305       52,819
  Inventories.....................................................................................        75,207       65,895
  Deferred income taxes...........................................................................         5,101        6,688
  Other current assets............................................................................         7,514        6,287
                                                                                                        --------      -------
Total current assets..............................................................................       413,226      155,622
Property, plant and equipment, net................................................................       114,868      108,350
Investment in GTG.................................................................................             -      214,405
Goodwill..........................................................................................        68,639       70,164
Other intangible assets, net......................................................................        22,659       21,788
Other assets......................................................................................         2,544        2,805
                                                                                                        --------      -------
Total assets......................................................................................      $621,936     $573,134
                                                                                                        ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

  Notes payable...................................................................................       $ --           $3,088
  Accounts payable................................................................................        17,999       14,312
  Accrued expenses and other current liabilities..................................................        34,204       30,519
  Dividends payable...............................................................................         1,689        1,642
  Income taxes payable............................................................................         1,758          595
  Current portion of long-term debt...............................................................         1,797        9,885
                                                                                                        --------      -------
Total current liabilities.........................................................................        57,447       60,041
Deferred income taxes.............................................................................         8,978        6,177
Long-term debt, less current portion..............................................................         7,751      102,673
Long-term pension liability.......................................................................        12,170       11,279
Other long-term liabilities.......................................................................         8,657        9,609
                                                                                                        --------      -------
Total liabilities.................................................................................        95,003      189,779
Shareholders' equity:
  Preferred stock, $1 par value, shares authorized: 3,000,000, none issued........................             --            --
  Common stock, $1 par value, shares authorized: 60,000,000, shares issued: 2004-18,648,723;
    2003-18,108,664...............................................................................        18,649       18,109
  Capital surplus.................................................................................       149,586      137,041
  Deferred compensation...........................................................................         1,558        1,211
  Treasury stock held for deferred compensation...................................................       (1,558)      (1,211)
  Retained earnings...............................................................................       323,799      216,296
  Accumulated other comprehensive income .........................................................        46,958       23,968
  Less cost of 822,339 treasury shares............................................................      (12,059)     (12,059)
                                                                                                        --------      -------
Total shareholders' equity........................................................................       526,933      383,355
                                                                                                        --------      -------
Total liabilities and shareholders' equity........................................................      $621,936     $573,134
                                                                                                        ========     ========


                             See accompanying notes.



                             THOMAS INDUSTRIES INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                               YEARS ENDED DECEMBER 31
                                                                                               -----------------------
                                                                                               2004         2003         2002
                                                                                               ----         ----         ----
                                                                                                   (IN THOUSANDS)
Common stock:
  Beginning of year..................................................................       $18,109      $17,948      $17,856
  Stock options exercised............................................................           528          147           89
  Shares issued to deferred share trust..............................................            11           14            3
  Other..............................................................................             1           --            --
                                                                                           --------     --------     --------
End of year..........................................................................        18,649       18,109       17,948
Capital surplus:
  Beginning of year..................................................................       137,041      133,964      114,342
  Treasury shares issued in connection with acquisition..............................           --            --       18,356
  Stock options exercised............................................................         8,384        1,703          657
  Tax benefit from options exercised and other.......................................         3,818        1,039          517
  Shares issued to deferred share trust..............................................           343          335           92
                                                                                           --------     --------     --------
End of year..........................................................................       149,586      137,041      133,964
                                                                                           --------     --------     --------
Deferred compensation:
  Beginning of year..................................................................         1,211          846          739
  Deferred compensation..............................................................           347          365          107
                                                                                           --------     --------     --------
End of year..........................................................................         1,558        1,211          846
                                                                                           --------     --------     --------
Treasury stock held for deferred compensation:
  Beginning of year..................................................................       (1,211)        (846)        (739)
  Increase in treasury stock held for deferred compensation..........................         (347)        (365)        (107)
End of year..........................................................................       (1,558)      (1,211)        (846)
Retained earnings:
  Beginning of year..................................................................       216,296      185,351      158,161
  Net income.........................................................................       114,154       37,314       32,692

  Cash dividends declared............................................................       (6,651)      (6,369)      (5,502)
                                                                                           --------     --------     --------
End of year..........................................................................       323,799      216,296      185,351
                                                                                           --------     --------     --------
Accumulated other comprehensive income (loss):
  Beginning of year..................................................................        23,968     (10,837)     (14,189)
  Other comprehensive income (loss)(1)...............................................        22,990       34,805        3,352
                                                                                          --------     --------     --------
End of year..........................................................................        46,958       23,968     (10,837)
                                                                                          --------     --------     --------
Treasury stock:
  Beginning of year..................................................................      (12,059)     (12,059)     (38,457)
  Treasury shares issued in connection with acquisition..............................           --            --       26,398
                                                                                          --------     --------     --------
End of year..........................................................................      (12,059)     (12,059)     (12,059)
                                                                                          --------     --------     --------
Total shareholders' equity...........................................................      $526,933     $383,355     $314,367
                                                                                           ========     ========     ========

(1) A reconciliation of net income to total comprehensive income follows.


                                                                                               YEARS ENDED DECEMBER 31
                                                                                               -----------------------
                                                                                               2004         2003         2002
                                                                                               ----         ----         ----
                                                                                                   (IN THOUSANDS)
Net income...........................................................................      $114,154      $37,314      $32,692
Other comprehensive income (loss):
  Minimum pension liability (increase)...............................................         7,942        (225)      (6,783)
    Related tax expense..............................................................       (3,012)          196        2,476
  Derivative adjustment..............................................................           454          178            --
    Related tax expense (credit).....................................................         (173)         (67)            --
  Foreign currency translation.......................................................        17,779       34,723        7,659
                                                                                           --------     --------     --------
Total change in other comprehensive income (loss)....................................        22,990       34,805        3,352
                                                                                           --------     --------     --------
Total comprehensive income...........................................................      $137,144      $72,119      $36,044
                                                                                           ========      =======      =======


Accumulated other comprehensive income (loss) was comprised of foreign currency translation gains (losses) of $47,922,000, $30,143,000 and ($4,580,000), and minimum pension liabilities, net of tax, of ($1,356,000), ($6,286,000) and ($6,257,000), at December 31, 2004, 2003, and 2002, respectively. The change in the minimum pension liabilities was primarily due to the GTG sale transaction.
Additionally, accumulated other comprehensive income (loss) included gains of $392,000 and $111,000, net of tax, from derivative adjustments, at December 31, 2004 and 2003.

                             See accompanying notes.




                             THOMAS INDUSTRIES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                                                   YEARS ENDED DECEMBER 31
                                                                                                   -----------------------
                                                                                                     2004      2003       2002
                                                                                                     ----      ----       ----
                                                                                                       (IN THOUSANDS)
OPERATING ACTIVITIES
Net income..................................................................................     $114,154   $37,314    $32,692
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
  Depreciation and intangible amortization..................................................       16,340    15,207     10,468
  Deferred income taxes.....................................................................        1,376     1,326        621
  Equity income from GTG....................................................................     (18,608)  (32,138)   (28,804)
  Gain on sale of GTG.......................................................................    (160,410)        --         --
  Distributions from GTG....................................................................        4,350    13,299     13,785
  Other items...............................................................................          966       462      1,291
  Changes in operating assets and liabilities net of effect of acquisitions:
    Accounts receivable.....................................................................      (3,312)     2,927    (2,344)
    Inventories.............................................................................      (4,905)   (3,970)        555
    Accounts payable........................................................................        2,827   (2,512)    (1,379)
    Income taxes payable....................................................................        4,086       758    (1,663)
    Accrued expenses and other current liabilities..........................................      (2,007)     6,598      1,523
    Other...................................................................................      (6,768)   (6,918)        828
                                                                                                 --------   -------    -------
Net cash (used in) provided by operating activities.........................................     (51,911)    32,353     27,573

INVESTING ACTIVITIES
Purchases of property, plant and equipment..................................................     (16,403)  (20,108)    (8,358)
Proceeds from sale of property, plant and equipment.........................................          268       327        828
Proceeds from sale of GTG...................................................................      400,902        --         --
Purchases of short-term investments.........................................................    (431,322)        --         --
Proceeds from sale of short-term investments................................................      297,695        --         --
Adjustments (payments) for purchase of companies, net of cash acquired......................        6,154   (3,418)   (84,898)
                                                                                                 --------   -------    -------
Net cash provided by (used in) investing activities.........................................      257,294  (23,199)   (92,428)

FINANCING ACTIVITIES
Proceeds from (payments on) short-term debt, net............................................      (2,904)     1,334      (642)
Payments on long-term debt..................................................................    (122,356)  (19,672)   (22,173)
Proceeds from long-term debt................................................................       18,638    16,247     80,000
Dividends paid..............................................................................      (6,604)   (6,182)    (5,342)

Proceeds from stock options exercised.......................................................        8,912     1,850        745
                                                                                                 --------   -------    -------
Net cash (used in) provided by financing activities.........................................    (104,314)   (6,423)     52,588

Effect of exchange rate changes on cash.....................................................        8,470     2,323      1,646
                                                                                                 --------   -------    -------
Net increase (decrease) in cash and cash equivalents........................................      109,539     5,054   (10,621)
Cash and cash equivalents at beginning of year..............................................       23,933    18,879     29,500
                                                                                                 --------   -------    -------
Cash and cash equivalents at end of year....................................................     $133,472   $23,933    $18,879
                                                                                                 ========   =======    =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Non-cash items:
    Issuance of treasury shares in connection with acquisition..............................           $--        $--    $44,754
    Capital lease arrangements..............................................................           $--        $--     $1,292





                             See accompanying notes.


                             THOMAS INDUSTRIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

1. DESCRIPTION OF BUSINESS

         Thomas Industries Inc. and subsidiaries (the Company or Thomas) and affiliates operates in the Pump and Compressor Segment which designs, manufactures and sells pumps and compressors for use in global original equipment manufacturing (OEM) applications as well as construction equipment, systems and laboratory equipment. The Company also provides aftermarket service and spare parts to support OEM and end-user customers around the world. Manufacturing facilities and sales and distribution operations are located in North America and Europe, with additional sales and distribution operations located in Asia, Australia and South America. A new manufacturing facility in Asia will begin operations in 2005. Through July 31, 2004, the Company also operated in the Lighting Segment through its 32% interest in Genlyte Thomas Group LLC (GTG). GTG, which was formed August 30, 1998, designs, manufactures, markets and sells lighting products principally in North America for commercial, industrial and residential applications.

2. ACCOUNTING POLICIES

BASIS OF PRESENTATION

         Effective August 30, 1998, the Company and The Genlyte Group Incorporated (Genlyte) formed GTG, combining Thomas' and Genlyte's lighting businesses. Effective with the close of business on July 31, 2004, the Company sold its interest in GTG. Genlyte had a 68% interest in GTG, and Thomas held a 32% interest, which was accounted for using the equity method of accounting.

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

CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of liquid investments with initial maturities of three months or less.

SHORT-TERM INVESTMENTS

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

FINANCIAL INSTRUMENTS

         Financial instruments consist principally of cash and cash equivalents, short-term investments, trade receivables and payables. The carrying amounts for these instruments approximate fair value due to their short maturities. The Company also uses forward currency exchange contracts which are recorded at fair value on the balance sheet. See further discussion of these forward currency exchange contracts under "Currency Risk Management" included in footnote 2.

CONCENTRATION OF CREDIT RISK

         Assets that potentially subject the Company to concentration of credit risk are cash and cash equivalents, short-term investments, and accounts receivable. Cash and cash equivalents consist of liquid investments in investment grade, short-term instruments which limits the amount of credit exposure. Investment policies have been implemented which limit short-term investments to investment grade securities with multiple financial institutions which limits credit exposure. The Company sells products and services to customers in diversified industries and geographic regions and provides credit to most of these customers. The Company continuously evaluates the creditworthiness of its customers and generally does not require collateral. No single customer accounts for more than 10% of annual sales. Based on the Company's wide variety of customers and markets, concentration of credit risk in accounts receivable is not considered significant.

INVENTORIES

         Inventories are valued at the lower of cost or market. Inventories valued using the last-in, first-out (LIFO) method represented approximately 21% and 23% of consolidated inventories at December 31, 2004 and 2003, respectively. Inventories not on LIFO are valued using the first-in, first-out (FIFO) method. Inventories at December 31 consist of the following:


                                                       2004      2003
                                                       ----      ----
                                                           (IN THOUSANDS)
Finished goods.................................      $36,331       $29,004
Raw materials..................................       31,674        28,250
Work in process................................        7,202         8,641
                                                     -------       -------
Total inventories..............................      $75,207       $65,895
                                                     =======       =======

         On a current cost basis, inventories would have been $4,957,000 and $4,639,000 higher than reported at December 31, 2004 and 2003, respectively.

PROPERTY, PLANT AND EQUIPMENT

         The cost of property, plant and equipment is depreciated principally by the straight-line method over their estimated useful lives ranging from 3 to
31.5 years. Expenditures for maintenance, repairs and renewals of minor items are expensed as incurred. Major renewals and improvements are capitalized. Property, plant and equipment at December 31 consisted of the following:

                                                      2004           2003
                                                      ----           ----
                                                           (IN THOUSANDS)
Land...........................................      $10,299        $8,171
Buildings......................................       52,348        48,143
Leasehold improvements.........................        6,985         6,291
Machinery and equipment........................      133,361       122,518
                                                    -------       -------
                                                     202,993       185,123
Accumulated depreciation and amortization......     (88,125)      (76,773)
                                                    -------       -------
Total property, plant and equipment, net.......     $114,868      $108,350
                                                    ========      ========

         Depreciation expense relating to property, plant and equipment, which includes capital lease items, was approximately $15,410,000, $14,361,000 and $9,772,000 during 2004, 2003 and 2002, respectively.

         Capital leases for land, building, machinery and equipment, autos and software included above were $14,418,000 and $13,337,000 at December 31, 2004 and 2003, respectively. Accumulated depreciation on capital leases was $3,355,000 and $2,039,000 at December 31, 2004 and 2003, respectively.

GOODWILL AND OTHER INTANGIBLE ASSETS

         Beginning in 2002 with the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," goodwill and indefinite lived intangible assets are no longer amortized, but instead are tested for impairment by applying a fair-value based test at least annually, and more frequently if circumstances indicate a possible impairment.

         The statement requires a two-step process for impairment testing. The first step, used to identify potential impairment only, compares the fair value of the reporting unit, which is a level below the reportable segments disclosed in Note 13 - "Industry Segment Information", with its net carrying amount on the financial statements. Fair value of the reporting unit is estimated based on the present value of estimated future cash flows of the reporting unit. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired; thus the second step of the process is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any. If the carrying value of goodwill on the financial statements exceeds the implied fair value of goodwill, the difference must be recognized as an impairment loss. Implied fair value of goodwill shall be determined in the same manner as the amount of goodwill recognized in a business combination is determined.

         If the carrying amount of an intangible asset with an indefinite life exceeds its fair value, an impairment loss is recognized in an amount equal to the excess. Separate intangible assets that are not deemed to have an indefinite life continue to be amortized over their useful lives.

         The Company tested the goodwill of all its reporting units for impairment during the fourth quarter of 2004. This assessment did not indicate any impairment.

         The changes in net carrying amount of goodwill for the years ended December 31, 2004 and 2003 were as follows (in thousands):

                                                        2004          2003
                                                        ----          ----
Balance at beginning of year....................     $70,164       $55,669
Adjustments to Rietschle acquisition............     (6,154)         5,593
Minority interest acquisitions..................           -         1,778
Aldax acquisition...............................        (86)         2,175
Translation adjustments and other ..............       4,715         4,949
                                                     -------       -------
Balance at end of year..........................     $68,639       $70,164
                                                     =======       =======

         The goodwill included in the balance sheets is related to the Pump and Compressor Segment.

         Certain intangible assets have definite lives and are being amortized. Amortizable intangible assets at December 31 consist of the following (in thousands):


                                                            2004                                       2003
                                                            ----                                       ----
                                                                         ACCUMULATED                              ACCUMULATED
                                                LIFE        COST        AMORTIZATION      LIFE       COST        AMORTIZATION
                                                ----        ----        ------------      ----       ----        ------------
Licenses.............................          18-19        $487                $218     18-19       $503                $207
Patents..............................           5-20       6,320               1,295      5-20      5,917                 771
Other................................           1-10       4,267               1,470      1-10      3,619                 890
                                                         -------              ------              -------              -------
Total................................                    $11,074              $2,983              $10,039              $1,868
                                                         =======              ======              =======              ======


         The total intangible amortization expense for the years ended December 31, 2004, 2003 and 2002 was $930,000, $846,000 and $696,000, respectively.

         The estimated amortization expense for the next five years consists of the following (in thousands):

2005........................................................     $1,002
2006........................................................      1,002
2007........................................................        991
2008........................................................        938
2009........................................................        829

         The Company has various trademarks totaling $13,876,000 and $12,831,000 at December 31, 2004 and 2003, respectively, that are not amortized. Also included in other intangible assets is an intangible asset associated with the minimum pension liability of $692,000 and $786,000 as of December 31, 2004 and 2003, respectively.

LONG-LIVED ASSETS

          The Company periodically evaluates the recoverability of the carrying amount of long-lived assets (including property, plant and equipment, and intangible assets with determinable lives) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. We evaluate events or changes in circumstances based on a number of factors including operating results, business plans and forecasts, general and industry trends and economic projections and anticipated cash flows. An impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in earnings. We also continually evaluate the estimated useful lives of all long-lived assets and when warranted revise such estimates based on current events. There were no significant impairment charges recorded in 2004 and 2003, but during the fourth quarter of 2002, the Company recorded a $594,000 change in the Pump and Compressor Segment's cost of sales to write-down certain assets to market value.

EXIT COSTS FOR WUPPERTAL, GERMANY FACILITY

           In February 2004, the Company announced the closing of its Wuppertal, Germany manufacturing facility in an effort to further consolidate its European manufacturing operations and strengthen its market position by concentrating its product, logistics, and engineering capacity. The exit activities were completed by December 31, 2004, with the exception of some minor severance which could be paid in 2005. The following table describes the 2004 activity and the exit liability as of December 31, 2004 (in thousands):


                                            Beginning Balance                                    Ending Balance
                                             at Jan. 1, 2004       Accruals    Expenditures     at Dec. 31, 2004
                                            ----------------      ---------    ------------     ----------------
         Exit Costs:
         Severance                                        -        $1,642          $(1,622)          $20
         Contract termination                             -             8               (8)            -
                                                      ------       ------          -------           ---
         Total exit costs                                 -        $1,650          $(1,630)          $20
                                                      ------       ------          -------           ---


         In addition to the $1,650,000 exit charge noted above, the Company has recorded $1,186,000 of additional charges in the twelve months ended December 31, 2004 which include costs to coordinate the facility shutdown ($488,000), fixed asset disposal and other charges to write down assets to net realizable value ($455,000) and training & other costs related to the transfer of production from the Wuppertal facility ($243,000). The carrying value of assets held for sale related to the Wuppertal facility is not significant.

         Approximately $2.7 million of the costs associated with this exit activity were recorded in selling, general and administrative expenses of the Pump and Compressor Segment, while $.1 million of expense related to loss on asset disposal was recorded in Other Income (Expense).

         No additional exit cost charges or other shutdown related expenses are expected related to the Wuppertal facility.
FOREIGN CURRENCY TRANSLATION

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

COLLECTIVE BARGAINING AGREEMENTS

         As of December 31, 2004, the Company had approximately 14.3% of its workforce represented by labor unions. Union contracts have varying expiration dates beginning with June 30, 2005 and ending with March 7, 2008. Management does not expect the expiration and renegotiation of these agreements to have a significant impact on 2004 or 2005 results of operations.

REVENUE RECOGNITION

Revenue from product sales is recognized upon title transfer, which occurs upon shipment, based on our customary terms of sale, which are FOB shipping point. We do have exceptions to this general policy which are described as follows:

          1) Revenues from service and repair activities have been equal to or below 6% of our total sales in 2004, 2003 and 2002. Most of these service and repair revenues do not involve a shipment of product, but instead, relate to the performance of a service or repair. Billings for these activities are not made until the service activity has occurred. There are other instances where we offer customers an annual service contract, which we invoice in twelve monthly billings.

          2) There are instances where we have consignment inventory arrangements and in these instances, revenue is not recorded upon shipment to the original customer. Revenue is only recorded when the original customer ships the inventory to their customer or uses it for other purposes. These consignment inventory arrangements are insignificant in amount in all periods presented.

          3) There are instances where our terms of sale are FOB destination. We record accounting entries at the end of reporting periods, to make sure these revenues are deferred to the subsequent period. These instances are insignificant in amount in all periods presented.

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

RESEARCH AND DEVELOPMENT COSTS

         Research and development costs, which include costs of product improvements and design, are expensed as incurred ($22,131,000 in 2004, $19,736,000 in 2003, and $11,789,000 in 2002).

SHIPPING AND HANDLING COSTS

         All shipping and handling amounts billed to a customer in a sale transaction are classified as revenue. In addition to shipping and handling costs included in cost of products sold, the Company also has shipping and handling costs included in selling, general and administrative expenses totaling $5,817,000, $4,765,000 and $1,736,000 for 2004, 2003 and 2002, respectively.

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

         Changes in the Company's warranty liability for December 31 are as follows (in thousands):
                                                               2004         2003
                                                               ----         ----
Balance at beginning of year..............................   $5,382       $2,674
Warranties issued during the year.........................    2,908        4,045
Settlements made during the year..........................  (3,357)      (2,856)
Warranty liability assumed in acquisition of business.....       -          956
Foreign currency translation adjustment...................      405         563
                                                             ------       ------
Balance at end of year....................................   $5,338       $5,382
                                                             ======       ======

ADVERTISING COSTS

         Advertising costs consist of expenses related to promoting the Company's products, including trade shows, web development, advertising and collateral material and are charged to expense when incurred. Advertising expense was $3,234,000, $3,306,000, and $2,142,000 in 2004, 2003 and 2002,
respectively.

STOCK BASED COMPENSATION

         Stock options are granted under various stock compensation programs to employees and independent directors (see Note 9, "Shareholders' Equity"). In December 2003, the Company adopted the fair value recognition provisions of accounting for stock-based compensation under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) which requires the Company to expense the fair value of employee stock options prospectively for all employee awards granted, modified, or settled after January 1, 2003. Awards under the Company's plan vest over a period of five years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of Statement 123. For employee stock options granted prior to 2003, the Company continues to use the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). For purposes of pro forma disclosures, the estimated fair value of the options granted prior to 2003 is amortized to expense over the options' vesting period.

         Included in stock option activity, but accounted for in accordance with SFAS No. 123, are options granted to GTG employees, for which the Company has recorded compensation expense. This compensation expense, shown net of tax, is also included in the pro forma information on the following table.

         The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.


                                                                                                     2004      2003       2002
                                                                                                     ----      ----       ----
                                                                                                 (IN THOUSANDS, EXCEPT SHARE
                                                                                                            DATA)
Net income (as reported)....................................................................     $114,154   $37,314    $32,692
Add: Stock-based compensation expense for GTG employees included in reported net income, net
  of related tax effects....................................................................          603       249        190
Add: Stock-based employee compensation expense included in reported net income, net of
  related tax effects.......................................................................           11       101         --
Deduct: Total stock-based employee compensation determined under fair value based method for
  all awards, net of related tax effects....................................................      (1,059)     (931)      (966)
                                                                                                 --------   -------    -------
Net income (pro forma)......................................................................     $113,709   $36,733    $31,916
                                                                                                 ========   =======    =======

Net income per share (Basic)--As reported....................................................        $6.53     $2.17      $2.06
                       Pro forma.............................................................         6.50      2.14       2.01
Net income per share (Diluted)--As reported..................................................         6.44      2.12       2.00
                         Pro forma...........................................................         6.41      2.09       1.95


NEW ACCOUNTING PRONOUNCEMENTS

         In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (FASB 151), Inventory Costs. The Company is required to adopt the provisions of FASB 151, on a prospective basis, as of January 1, 2006. FASB 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. FASB 151 requires that those items
- if abnormal - be recognized as expenses in the period incurred. In addition, FASB 151 requires the allocation of fixed production overheads to the costs of conversions based upon the normal capacity of the production facilities. The Company has not yet determined what effect FASB 151 will have on its earnings and financial position.

         In December 2004, FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (FASB 123R), Share-Based Payment. FASB 123R will require the Company to expense share-based payments, including employee stock options, based on their fair value. The Company is required to adopt the provisions of FASB 123R effective as of the beginning of its third quarter in 2005, however, earlier adoption in 2005 is allowed. FASB 123R provides alternative methods of adoption which include prospective application and a modified retroactive application. The Company adopted the fair-value method of accounting for share-based payments effective January 1, 2003 using the prospective method described in FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Currently, the Company uses the Black-Scholes-Merton formula to estimate the value of stock options granted to employees and expects to continue to use this acceptable option valuation model upon the required adoption of Statement 123R on July 1, 2005. Because Statement 123R must be applied not only to new awards, but to previously granted awards that are not fully vested on the effective date, and because the Company adopted Statement 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation cost for some previously granted awards that were not recognized under Statement 123 will be recognized under Statement 123R. However, had we adopted Statement 123R in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share noted above. Statement 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when those employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $2,805,000, $464,000, and $221,000 in 2004, 2003 and 2002, respectively. The 2004 amount was significantly higher than 2003 and 2002 due primarily to the increased options exercised by GTG employees. The vesting of options to GTG employees was accelerated and the options became 100% vested as of December 31, 2004. As part of the GTG sale agreement, the GTG employees had until December 31, 2004 to exercise or forfeit their options.

         In December 2004, the FASB issued FASB Staff Position (FSP) 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" and FSP 109-2, "Accounting for Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004." FSP 109-1 provides a tax deduction on qualified production activities, while FSP 109-2 introduces a special one-time dividends-received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. The Company has adopted both of these staff positions in 2004 (See Note 7).

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

         The Company's policy requires that contracts used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. Hedging effectiveness is assessed periodically. Any contract that is either not designated as a hedge, or is so designated but is ineffective, is marked to market and recognized in earnings immediately. If a cash flow hedge ceases to qualify for hedge accounting or is terminated, the contract would continue to be carried on the balance sheet at fair value until settled and future adjustments to the contract's fair value would be recognized in earnings immediately. If a forecasted transaction were no longer probable to occur, amounts previously deferred in other comprehensive income would be recognized immediately in earnings. Additional disclosure related to the Company's hedging contracts is provided in Note 14.

OTHER
         Accounts receivable at December 31, 2004 and 2003 was net of an allowance for doubtful accounts of $2,303,000 and $2,270,000, respectively.

         Certain prior year amounts have been reclassified to conform to the current year presentation.

3. ACQUISITIONS

         On November 20, 2003, the Company purchased the remaining 25% minority interests in the Company's New Zealand subsidiary for $244,000. All of the purchase price was allocated to goodwill. The Company now owns 100% of the New Zealand subsidiary.

         On July 31, 2003, the Company purchased all of the outstanding equity interests of Aldax AB, of Stockholm, Sweden for $2.6 million, of which $1.7 million was paid in cash at the acquisition date, while $944,000 was recorded as a long-term liability to be paid on July 31, 2005 in accordance with the purchase agreement. Approximately $2.0 million of the purchase price was allocated to goodwill.

         On April 11, 2003, the Company purchased the remaining 20% minority interests in the Company's Italian subsidiary for $1.5 million. All of the purchase price was allocated to goodwill. The Company now owns 100% of the Italian subsidiary.

         On August 29, 2002, the Company purchased substantially all the assets and liabilities of Werner Rietschle Holding GmbH ("Rietschle"), a privately held company based in Schopfheim, Germany. Rietschle is a world leader in vacuum and pressure technology, which includes dry-running and oil-lubricated pumps, blowers, compressors, and pressure/vacuum pumps utilizing rotary vane, screw, roots and claw technologies. With the Rietschle product line, the Company wants to pursue further opportunities through growth in markets such as printing, packaging, woodworking and many other applications that fit Rietschle technologies. The purchase price consisted of $83.3 million in cash and 1,800,000 treasury shares of the Company's common stock, for which fair value was calculated by using a six-day average stock price, determined three days before and after the acquisition date. The Company negotiated a $120.0 million revolving credit facility with a group of banks to finance the cash portion of the purchase price. Rietschle's operating results are included in the Company's results since the date of acquisition.

         On June 3, 2004, the Company received approximately $6.2 million in cash, which represents an adjustment to the Company's purchase price of Rietschle. The purchase agreement specified the negotiation process to be followed for various items in dispute, so that an adjustment to the purchase price could occur at a subsequent time. In June 2004, negotiations on certain disputed items were completed and this adjustment reduced goodwill by $6.2 million. Other adjustments could occur in the future related to representations and warranties per the purchase agreement.

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

                                                         YEAR ENDED DECEMBER 31
                                                         ----------------------
                                                                 2002
                                                                 ----
                                                       (IN THOUSANDS, UNAUDITED)
Net sales........................................................   $333,371
Net income.......................................................     35,581
Earnings per share-diluted.......................................      2.03

         The adjusted aggregate purchase price for Rietschle consists of (in thousands):

                  Initial cash paid by the Company             $  83,288
                  Fair value of Thomas common stock               44,754
                  Transaction costs                                5,931
                  Purchase price adjustment received in cash     (6,154)
                                                               ---------
                  Total adjusted aggregate purchase price      $ 127,819
                                                               =========

         The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

                       Cash                                        $  3,487
                       Accounts receivable                           24,913
                       Inventories                                   30,477
                       Other current assets                           7,105
                       Property, plant and equipment                 44,404
                       Other intangibles                             16,849
                       Other assets                                   2,999
                       Current liabilities                          (29,221)
                       Long-term debt                               (17,116)
                       Other long-term liabilities                   (6,569)
                                                               --------------
                                                                     77,328
                       Goodwill                                      50,491
                                                               --------------
                       Aggregate purchase price                    $127,819
                                                               ==============

         The goodwill associated with the Rietschle acquisition is all allocated to the Pump and Compressor Segment.

4. SALE OF INTEREST IN GTG

         Effective with the close of business on July 31, 2004, the Company sold its 32% joint venture interest in the Genlyte Thomas Group LLC (GTG), which the Company accounted for using the equity method of accounting, to The Genlyte Group Incorporated (Nasdaq: GLYT) for approximately $400.9 million in cash. Approximately $102.7 million of the proceeds were used to pay down long-term debt on August 2, 2004. Approximately $80.5 million of the proceeds were used to pay a portion of the income taxes (due on the gain) and transaction costs during the third and fourth quarters.

         The Company's adjusted book basis in GTG as of July 31, 2004 was as follows (in millions):

                  Investment in GTG at July 31, 2004                     $230.5
                  Thomas' adjustment for accelerated option expense
                     treated as a transaction cost                         (.2)
                  Other comprehensive loss items:
                  Minimum pension liability                                5.5
                  Foreign currency translation                              .5
                                                                        ------
                  Adjusted GTG book basis at July 31, 2004              $236.3
                                                                        ======

         The gain on the sale of GTG, which the Company recorded in 2004, was calculated as follows (in millions):

                  Total sale price                                 $400.9
                  Transaction costs                                  (4.2)
                                                                   -------
                  Net Proceeds                                      396.7

                  Adjusted book basis at July 31, 2004             (236.3)
                  Pre-tax book gain                                 160.4

                   Income taxes                                     (76.3)
                                                                  -------
                   Net after-tax gain                             $  84.1
                                                                  =======

                  Earnings per share - diluted                    $  4.74

         This gain calculation is an estimate subject to final determination of taxes of the transaction when tax returns are filed in 2005. The effective income tax rate recorded on the gain of 47.6% is primarily due to the basis differences for financial reporting and tax purposes in the partnership interest in GTG.

5. NET INCOME PER SHARE

         The computation of the numerator and denominator in computing basic and diluted net income per share follows:

                                                                                                  2004        2003       2002
                                                                                                  ----        ----       ----
                                                                                                          (IN THOUSANDS)
Numerator:
  Net income.............................................................................     $114,154     $37,314    $32,692
Denominator:
  Weighted average shares outstanding....................................................       17,483      17,200     15,879
Effect of dilutive securities:
  Director and employee stock options....................................................          237         331        459
  Employee performance shares............................................................           13          39         37
                                                                                              --------     -------    -------
Dilutive potential common shares.........................................................          250         370        496
                                                                                              --------     -------    -------
Denominator for diluted earnings per share--adjusted weighted average shares and assumed
  conversions............................................................................       17,733      17,570     16,375
                                                                                                ======      ======     ======

         The deferred compensation obligation discussed in Note 9, "Shareholders' Equity," is funded with shares of the Company's common stock, which are included in the calculation of basic and diluted earnings per share.

6. EQUITY INVESTMENT

         Through July 31, 2004, Genlyte Thomas Group LLC (GTG) was an affiliated company accounted for on the equity method. As described in Notes 1 and 2, Thomas and Genlyte formed GTG in August 1998.

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

                                                                AS OF
                                                      JULY 31,      DECEMBER 31,
                                                        2004          2003
                                                        ----          ----
                                                            (IN THOUSANDS)
GTG BALANCE SHEETS
Cash and short-term investments..................    $116,284         $130,442
Accounts receivable..............................     200,367          160,111
Inventories......................................     151,498          143,898
Other current assets.............................       9,543            9,821
                                                     --------         --------
Total current assets.............................     477,692          444,272
Property, plant and equipment....................     112,270          111,624
Goodwill.........................................     156,623          150,532
Other intangible assets..........................      11,360           21,315
Other assets.....................................       5,236            5,028
                                                     --------         --------
Total assets.....................................    $763,181         $732,771
                                                     ========         ========

Current maturities of long-term debt.............        $250             $284
Accounts payable.................................      98,321           98,035
Payable to Genlyte Inc...........................         279           16,534
Accrued expenses and other.......................      73,564           70,956
                                                     --------         --------
Total current liabilities........................     172,414          185,809
Long-term debt, less current portion.............      11,072           11,190
Accrued pension..................................      21,739           27,567
Other liabilities................................      11,776           12,246
Shareholders' equity.............................     546,180          495,959
                                                     --------         --------
Total liabilities and shareholders' equity.......    $763,181         $732,771
                                                     ========         ========

                                                    SEVEN MONTHS    YEAR ENDED
                                                       ENDED        DECEMBER 31,
                                                   JULY 31, 2004       2003
                                                   -------------       ----
                                                           (IN THOUSANDS)
GTG INCOME STATEMENTS
Net sales.......................................       $672,358     $1,033,899
Cost of products sold...........................        431,939        671,322
                                                       --------     ----------
Gross profit....................................        240,419        362,577
SG&A expense....................................        176,143        260,381
Gain on settlement of patent litigation.........              -        (8,000)
Amortization....................................            541          1,079
                                                       --------     ----------
Operating profit................................         63,735        109,117
Interest expense, net...........................             56            238
Minority interest...............................           (66)            185
                                                       --------     ----------
Income before taxes.............................         63,745        108,694
Income taxes(1).................................          5,145          7,416
                                                       --------     ----------
Net income......................................        $58,600       $101,278
                                                       ========       ========
Amounts recorded by Thomas:
  Investment....................................              -       $214,405
  Equity income.................................     $18,608(2)      32,138(3)
  Distributions received........................          4,350         13,299


         Changes in the Company's investment in GTG for the years ended December 31, 2004 and 2003 were as follows (in thousands):
                                                       2004         2003
                                                       ----         ----

  Balance at the beginning of period............     $214,405     $188,810

  GTG gross equity earnings.....................       18,752       32,409
  GTG cash distributions........................      (4,350)     (13,299)
  GTG currency translation adjustment...........      (1,082)        6,457

  GTG minimum pension adjustment & other........        2,751           28
                                                     --------     --------
  Balance before sale transaction (4)...........      230,476      214,405


   To record sale of GTG........................    (230,476)            -
                                                     --------     --------
   Balance at end of period.....................       $    -     $214,405
                                                     ========     ========

(1) GTG is organized as a limited liability corporation (LLC) that has elected to be taxed as a partnership for U.S. income tax purposes. GTG is subject to foreign income taxes and certain U.S. franchise taxes.

(2) Consists of $18,752 of equity income from GTG for the period January 1 through July 31, less $144 of expense for Thomas Industries stock options issued to GTG employees.

(3) Consists of $32,409 of equity income from GTG less $271 of expense for Thomas Industries stock options issued to GTG employees.

(4) See computation of Company's adjusted book basis in GTG as of July 31, 2004, included in "Note 4 - Sale of Interest in GTG" in the Notes to Consolidated Financial Statements.

         The Company in the normal course of business has transactions with GTG. These transactions consist primarily of reimbursement for other shared corporate expenses.

         Payables due to GTG as of December 31, 2004 and 2003 were $1,075,000 and $175,000, respectively.

         For the years ended December 31, 2004, 2003 and 2002, the Company recorded $4,000, $4,000, and $230,000, respectively, related to the reimbursement of shared corporate expenses. For the seven months ended July 31, 2004, the Company recorded $2,000 related to these items.

7. INCOME TAXES


               A summary of the provision for income taxes follows:

                                                  2004        2003       2002
                                                  ----        ----       ----
                                                          (IN THOUSANDS)
Current:
  Federal....................................   $71,756     $12,205     $10,988
  State......................................    15,981       1,883       1,681
  Foreign....................................     4,403       2,926       5,162
                                                -------     -------     -------
                                                 92,140      17,014      17,831
Deferred:
  Federal and state  (benefit)...............   (2,687)         236       1,780
  Foreign  (benefit).........................     4,063       1,090     (1,159)
                                                -------     -------     -------
                                                  1,376       1,326         621
                                                -------     -------     -------
Total provision for income taxes.............   $93,516     $18,340     $18,452
                                                =======     =======     =======

         The U.S. and foreign components of income before income taxes follow:

                                                    2004     2003         2002
                                                    ----     ----         ----
                                                          (IN THOUSANDS)
United States................................   $188,070    $42,160     $42,709
Foreign......................................     19,600     13,519       8,456
                                                --------    -------     -------
Income before income taxes...................   $207,670    $55,679     $51,165
                                                ========    =======     =======

         A reconciliation of the normal statutory federal income tax rate to the Company's effective income tax rate follows:

                                                        2004      2003     2002
U.S. statutory rate..................................  35.0%     35.0%    35.0%
State income taxes, net of federal tax benefits......    4.9       2.2      2.4
Gain on sale of investment in GTG joint venture......    5.2        --       --
Effect of foreign tax rates..........................    0.1     (1.3)       .5
GTG foreign equity earnings recorded net of tax......  (0.5)     (2.9)    (2.9)
Change in valuation allowance........................  (0.1)        --      1.6

Other................................................    0.4      (.1)     (.5)
                                                       ----      ----     ----
Effective income tax rate............................  45.0%     32.9%    36.1%
                                                       ====      ====     ====

         Deferred income taxes are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences which gave rise to significant deferred tax assets and liabilities follow:

                                                           2004         2003
                                                           ----         ----
                                                             (IN THOUSANDS)
Deferred tax assets:
  Employee benefit obligations......................      $2,266       $4,885
  Net operating loss carryforwards..................       3,238          819
  Allowance for doubtful accounts receivable........         318          269
  Inventory reserves................................         703          617
  Compensation accruals.............................       1,448        1,367
  Miscellaneous foreign.............................       5,399        4,479
  Accrued liabilities and other.....................       1,633        1,565
                                                        --------        -----
                                                          15,005       14,001
Less valuation allowance............................     (2,814)      (1,320)
                                                        --------        -----
Net deferred tax asset..............................      12,191       12,681
Deferred tax liabilities:
  Accelerated depreciation..........................       4,851        4,689
  Investment in GTG.................................          --        2,530
  German Goodwill...................................       4,222           --
  Miscellaneous foreign.............................       5,185        3,513
  Other.............................................       1,810        1,438
                                                        --------        -----
                                                          16,068       12,170
                                                        --------        -----
Net deferred tax asset/(liability)..................    $(3,877)        $ 511
                                                        ========        =====

                                                          2004         2003
                                                          ----         ----
                                                          (IN THOUSANDS)
Classification:
  Net current assets................................      $5,101       $6,688
  Net long-term liabilities.........................       8,978        6,177
                                                        --------        -----

Net deferred tax asset/(liability)..................    $(3,877)        $ 511
                                                        ========        =====

         Deferred tax assets and liabilities are classified according to the related asset and liability classification on the consolidated balance sheets.

         Management believes it is more likely than not the Company will realize the benefits of its deferred tax assets, net of the valuation allowance of $2,814,000. $1,224,000 of this valuation allowance is provided for income tax loss carryforward benefits for certain foreign jurisdictions (NOL's). The foreign tax NOL's (in the amount of $12,417,000) can be carried forward from five to seven years and some portion indefinitely. Management believes that, based on a number of factors, the available evidence creates sufficient uncertainty regarding the realizability of a portion of these NOL's. The remaining valuation allowance of $1,590,000 is provided for various foreign deferred tax assets. Management believes that, based on a number of factors, the available evidence creates sufficient uncertainty regarding the realizability of these foreign assets.

         Deferred income taxes have not been provided on $58,000,000 of foreign undistributed earnings as of December 31, 2004. It is management's intent that such undistributed earnings be permanently reinvested in the foreign countries. It is not practicable to determine the amount of unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries that are essentially permanent in duration.

         On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the Act). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act also provides for a two-year phase out of the existing Extra-Territorial Income (ETI) exclusion for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. The Company expects the net effect of the phase-out of the ETI and the phase-in of this new deduction will not result in a significant change to the effective tax rate for fiscal year 2005 and future years based on current earning levels.

         Another provision of the Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends-received deduction for certain dividends from controller foreign corporations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions in the

Act. As such, we are not yet in a position to decide on whether, and to what extent, we might repatriate foreign earnings that have not been remitted to the U.S.

         The Company made federal, state and foreign income tax payments of $88,847,000 in 2004, $17,084,000 in 2003 and $21,035,000 in 2002.

8. LONG-TERM DEBT AND CAPITAL LEASES


                  Long-term debt at December 31 consisted of the following:
                                                           2004       2003
                                                           ----       ----
                                                               (IN THOUSANDS)
Revolving credit notes..................................  $   --      $85,000
Senior notes............................................      --       15,430
Capital leases..........................................   9,548       10,878
Industrial revenue bonds................................      --        1,250
                                                          ------     --------
                                                           9,548      112,558
Less: current maturities................................   1,797        9,885
                                                          ------     --------
Total long-term debt....................................  $7,751     $102,673
                                                          ======     ========

         The revolving credit notes were paid down in full on August 2, 2004, with proceeds from the sale of GTG.

         The senior notes had a 9.36% fixed interest rate and were paid down in full on August 2, 2004, with the proceeds from the sale of GTG.

         The capital leases have terms ranging from 2.5 to 18.5 years, and are payable primarily in monthly installments with interest at rates ranging from 4.8% to 11.3%.

         The Industrial Revenue Bonds had a variable interest rate and were paid down in July 2004.

         The fair value of the Company's long-term debt, including the current portion, at December 31, 2003 was $113,790,000.

         Maturities of capital lease obligations are as follows (in thousands):
2005............................................             $1,797
2006............................................                234
2007............................................                261
2008............................................                259
2009............................................                247
Thereafter......................................              6,750
                                                             -------
                                                             $9,548
                                                             ======

         The Company has no loan agreements which include restrictions on working capital, operating leases, tangible net worth and the payment of cash dividends and stock distributions.

         Cash paid for interest was $3,458,000 in 2004, $4,739,000 in 2003, and
$3,447,000 in 2002.

9. SHAREHOLDERS' EQUITY

STOCK REPURCHASE PROGRAM

         Thomas' Board of Directors in 1999 authorized the purchase of up to 2,373,000 shares of Thomas common stock in the open market. Through December 31, 2004, Thomas had repurchased 879,189 shares at a cost of $17,334,000. No purchases were made during 2004 and 2003.

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

At the April 22, 2004 Annual Meeting, the Company's shareholders approved the Company's Amended and Restated 1995 Incentive Stock Plan which increased the number of shares of common stock reserved for issuance by 550,000 shares and added non-employee directors as participants under the Plan. Under this Plan, options may be granted to employees and non-employee directors at not less than market value at date of grant. All options granted have ten-year terms, and vest and become fully exercisable at the end of five years of continued employment. Under the terms of the Company's sale agreement with Genlyte, all stock options granted to GTG employees became fully vested as of July 31, 2004 and expired as of December 31, 2004.

         At the April 21, 1994 Annual Meeting, the Company's shareholders approved the Non-Employee Director Stock Option Plan. This Plan expired on April 21, 2004, except with respect to outstanding options which may be exercised through 2013. Under this Plan, each continuing non-employee director in office on the date of each annual meeting was awarded options to purchase 3,000 shares of common stock at not less than market value at date of grant. All options granted have 10-year terms, and vest and become fully exercisable as of the date granted. At December 31, 2004, there were seven non-employee directors in office, and 225,000 options had been awarded under this Plan. A total of 131,017 shares reserved for this Plan, but not needed to satisfy awards outstanding under the Non-employee Director Stock Option Plan, were made available under the Company's Amended and Restated 1995 Incentive Stock Plan.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" (SFAS 148), as an amendment to SFAS 123, "Accounting for Stock-Based Compensation." Prior to the year ended December 31, 2003, the Company followed SFAS 123 but elected to continue to measure compensation cost using the intrinsic value based method of accounting prescribed by APB 25, "Accounting for Stock Issued to Employees" and related interpretations.

         Effective December 2003, the Company elected to adopt the fair value method of accounting for stock-based compensation under SFAS 123 which requires the Company to expense the fair value of employee stock options granted, modified or settled after January 1, 2003. The three transition methods provided by SFAS 148 are the prospective method, the modified prospective method and the retroactive restatement method. The Company has elected to apply the prospective method whereby recognition provisions of SFAS 123 apply to all employee awards granted, modified or settled after January 1, 2003.
The Company has recorded expense related to the stock options of $17,000 and $163,000 in 2004 and 2003, respectively.

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

         Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its stock options granted subsequent to December 31, 1994 under the fair value method of SFAS 123 (see Note 2, "Accounting Policies--Stock Based Compensation"). The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:
                                                     2004       2003       2002
                                                     ----       ----       ----
Risk-free interest rate........................     3.93%      3.14%       3.0%
Expected life, in years........................       6.5        6.5        6.5
Expected volatility............................     0.293      0.340      0.321
Expected dividend yield........................      1.0%       1.4%       1.4%

         A summary of stock option activity for all plans follows:


                                                        2004                       2003                       2002
                                                        ----                       ----                       ----
                                                               WEIGHTED                   WEIGHTED                   WEIGHTED
                                                                AVERAGE                    AVERAGE                      PRICE
                                                   OPTIONS        PRICE       OPTIONS        PRICE       OPTIONS      AVERAGE
                                                   -------        -----       -------        -----       -------      -------
Beginning of year.........................       1,526,271       $18.08     1,616,359       $19.34     1,527,414       $17.86
Granted...................................          77,915        38.99        88,000        24.91       212,800        26.31
Exercised.................................       (599,446)        19.04     (166,438)        14.60     (105,957)        11.71
Forfeited or expired......................        (10,800)        22.12      (11,650)        21.59      (17,898)        21.16
                                                 ---------       ------     ---------       ------     ---------       ------
End of year...............................         993,940       $22.27     1,526,271       $20.16     1,616,359       $19.34
                                                 =========       ======     =========       ======     =========       ======
Exercisable at end of year................         739,480       $19.69     1,024,882       $18.08       985,028       $16.22


         The weighted average fair value of options granted was $7.47 in 2004, $6.61 in 2003 and $6.67 in 2002. Options outstanding at December 31, 2004 had option prices ranging from $10.67 to $38.99 and expire at various dates between April 20, 2005 and December 6, 2014 (with a weighted-average remaining contractual life of 5.2 years). There are 808,891 shares reserved for future grant.

         Included in the summary of stock option activity above, are options granted to GTG employees, which in accordance with SFAS 123, the Company has recorded compensation expense based on using a Black-Scholes option pricing model. This expense was $144,000 for the seven months ended July 31, 2004, $271,000 and $201,000 for the twelve months ended December 31, 2003 and 2002, respectively, and is netted with the Company's equity income from GTG (see Note 6, "Equity Investment"). Under the terms of the Company's sale agreement with Genlyte, all outstanding stock options previously granted to GTG employees became fully vested as of July 31, 2004 and expired as of December 31, 2004. The Company recognized $759,000 of expense in 2004 related to these options. This amount was recorded against the gain on the sale of GTG.

         The following table summarizes the status of stock options outstanding as of December 31, 2004:


                                                Stock Options Outstanding                  Stock Options Exercisable
                                                -------------------------                  -------------------------
                                                         Weighted       Weighted                              Weighted
                                                         Average         Average                              Average
                                                        Remaining       Exercise                              Exercise
Range of Exercise Prices                   Shares          Life           Price              Shares            Price
------------------------                   ------          ----           -----              ------            -----
$10.67 to $14.58                          179,063              1.5    $     14.20           179,063       $     14.20
$16.44 to $25.00                          469,249              4.5           20.10          440,141              20.02
$25.87 to $38.99                          345,628              8.1           29.40          120,276              26.64
                                     ---------------------------------------------------------------------------------------
                                          993,940              5.2    $     22.27           739,480       $     19.69
                                     =======================================================================================


         The Company also issued cash only stock appreciation rights (SAR's) in 2004 and 2003. All SAR's granted have ten year terms. SAR's granted to employees vest and become fully exercisable at the end of four years of continued employment. Under the terms of the Company's sale agreement with Genlyte, SAR's granted to GTG employees became fully vested as of July 31, 2004 and expired as of December 31, 2004. SAR's granted to non-employee directors vest and become fully exercisable as of the date granted. The Company has recorded expense of $244,000 and $1,000 in 2004 and 2003, respectively, related to SAR's for Thomas employees and non-employee directors. For SAR's previously granted to GTG employees in 2004, the Company recognized $177,000 of expense, which was recorded against the gain on the sale of GTG. A summary of SAR's activity follows:


                                                         2004                       2003
                                                         ----                       ----
                                                               WEIGHTED                   WEIGHTED
                                                                AVERAGE                    AVERAGE
                                                    SAR'S         PRICE        SAR'S         PRICE
                                                    -----         -----        -----         -----

Beginning of year.........................          99,230       $34.35            --            --
Granted...................................          88,000        32.89        99,230       $34.35
Exercised.................................        (61,020)        32.28            --            --
Forfeited or expired......................         (7,480)        32.79            --            --
End of year...............................         118,730       $34.43        99,230       $34.35
Exercisable at end of year................          21,000       $34.82            --            --


         In addition to the options and SAR's listed above, 20,000 performance share awards were granted in both December 2004 and December 2003, and 14,000 performance share awards were granted in December 2002. Performance share awards may be earned based on the total shareholder return of the Company during the three-year periods commencing January 1 following the grant date. A total of 11,526 shares were earned in 2004 from performance share awards granted in December 2001, 10,550 shares were earned in 2003 from awards granted in December 2000, and 11,639 shares were earned in 2002 from awards granted in December 1999. The Company has recorded compensation expense related to performance shares of $199,000, $482,000 and $323,000 for 2004, 2003 and 2002, respectively.

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

10. EMPLOYEE BENEFIT PLANS

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


                                                              PENSION BENEFITS
                                                              ----------------
                                                                                                    OTHER POSTRETIREMENT
                                                    FOREIGN PLANS             U.S. PLANS           BENEFITS (U.S. PLANS)
                                                    -------------             ----------           ---------------------
                                                       2004         2003        2004      2003            2004           2003
                                                       ----         ----        ----      ----            ----           ----
                                                               (IN THOUSANDS)                          (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATIONS
Benefit obligations at beginning of year....        $10,550       $8,056      $8,749    $7,967          $1,523         $1,307
Foreign exchange impact.....................            859        1,667          --        --              --            --
Service cost................................            255          288         325       285              96             67
Interest cost...............................            643          592         526       513             106             85
Plan amendments.............................             --          355          --       163            (44)             --
Benefits paid...............................          (373)        (314)       (351)     (764)            (40)           (39)
Actuarial (gain) loss.......................          (120)         (94)         (8)       585             329            103
                                                    -------       ------      ------    ------          ------         ------
Benefit obligations at end of year..........        $11,814      $10,550      $9,241    $8,749          $1,970         $1,523
                                                    =======      =======      ======    ======          ======         ======
CHANGE IN PLAN ASSETS
Value of plan assets at beginning of year...            $--          $--      $8,189    $7,226             $--            $--
Actual return on plan assets................             --           --         592     1,157              --             --
Employer contributions......................            373          314         670       570              40             39


Benefits paid...............................          (373)        (314)       (351)     (764)            (40)           (39)
                                                    -------       ------      ------    ------          ------         ------
Value of plan assets at end of year.........           $ --         $ --      $9,100    $8,189            $ --           $ --
                                                    -------       ------      ------    ------          ------         ------


                                                              PENSION BENEFITS
                                                              ----------------
                                                                                                    OTHER POSTRETIREMENT
                                                    FOREIGN PLANS             U.S. PLANS           BENEFITS (U.S. PLANS)
                                                    -------------             ----------           ---------------------
                                                       2004         2003        2004      2003            2004           2003
                                                       ----         ----        ----      ----            ----           ----
                                                               (IN THOUSANDS)                          (IN THOUSANDS)
FUNDED STATUS OF THE PLANS
Assets less projected obligations...........      $(11,814)    $(10,550)      $(141)    $(560)        $(1,970)       $(1,523)
Unrecognized actuarial loss.................            297          404       1,790     1,861             947            560
Unrecognized transition obligations.........             --           --           2         4             110            168

Unrecognized prior service cost.............             --           --         690       782              --             --
Net asset (liability) recognized at end of
  year......................................      $(11,517)    $(10,146)      $2,341    $2,087          $(913)         $(795)


                                                              PENSION BENEFITS
                                                              ----------------
                                                                                                    OTHER POSTRETIREMENT
                                                    FOREIGN PLANS             U.S. PLANS           BENEFITS (U.S. PLANS)
                                                    -------------             ----------           ---------------------
                                                       2004         2003        2004      2003            2004           2003
                                                       ----         ----        ----      ----            ----           ----
                                                               (IN THOUSANDS)                          (IN THOUSANDS)
BALANCE SHEET ASSETS (LIABILITIES)
Prepaid benefit costs.......................            $--          $--        $114      $107             $--            $--
Accrued benefit liabilities.................       (12,012)     (10,707)       (158)     (572)           (913)          (795)
Intangible assets...........................             --           --         692       786              --             --
Accumulated other comprehensive income......            495          561       1,693     1,766              --             --
Net asset (liability) recognized at end of
  year......................................      $(11,517)    $(10,146)      $2,341    $2,087          $(913)         $(795)
Increase in minimum liability included in
  other comprehensive income................          $(67)         $387       $(73)    $(262)             $--            $--


The Company uses a December 31 measurement date for all U.S. and foreign plans.

         The accumulated benefit obligation for all defined benefit pension plans was $20,685,000 and $18,942,000 at December 31, 2004 and 2003,
respectively.


                                                              PENSION BENEFITS
                                                              ----------------
                                                    FOREIGN PLANS             U.S. PLANS
                                                    -------------             ----------
                                                       2004         2003        2004      2003
                                                       ----         ----        ----      ----
                                                               (IN THOUSANDS)
INFORMATION FOR PENSION PLANS WITH AN
  ACCUMULATED BENEFIT OBLIGATION IN EXCESS
  OF PLAN ASSETS:
Projected benefit obligation................        $11,814      $10,550      $8,786    $8,315
Accumulated benefit obligation..............         11,444       10,194       8,786     8,315
Fair value of plan assets...................             --           --       8,628     7,743



                                                           PENSION BENEFITS
                                                           ----------------
                                                                                                    OTHER POSTRETIREMENT
                                                   FOREIGN PLANS               U.S. PLANS          BENEFITS (U.S. PLANS)
                                                   -------------               ----------          ---------------------
                                                     2004             2003       2004     2003            2004           2003
                                                     ----             ----       ----     ----            ----           ----
                                                            (IN THOUSANDS)                             (IN THOUSANDS)
Discount rate used to determine benefit
  obligations at December 31..........              6.00%            6.00%      6.00%    6.25%           6.00%          6.25%
Weighted-average assumptions used to
  determine net periodic benefit cost
  for years ended December 31:
    Discount rate.....................              6.00%      6.00%-7.00%      6.25%    6.75%           6.25%          6.75%
    Expected return on plan assets....                 --               --      8.00%    8.00%              --             --
    Initial health care cost trend rate                --               --         --       --          11.00%         12.00%
    Ultimate health care cost trend rate               --               --         --       --           5.50%          5.50%
    Year ultimate rate is achieved....                                                                    2013           2012


         To develop the expected long-term rate of return on assets assumption, the Company considered historical returns and future expectations. Over the 10-year period ending December 31, 2003, the compound annual returns on the portfolio have averaged 10.34%. Considering this information and the potential for lower future returns due to a generally lower interest rate environment, the Company selected an 8.00% long-term rate of return on asset assumptions.

          The effect of a one-percentage-point change in assumed health care cost trend rates consisted of the following:


                                                                          ONE-PERCENTAGE        ONE-PERCENTAGE
                                                                          POINT INCREASE       POINT DECREASE
                                                                          --------------       --------------
                                                                                     (IN THOUSANDS)
Increase (decrease) in total postretirement service and interest cost
  components............................................................         $30                $ (25)
Increase (decrease) to postretirement benefit obligation...............         $254                $(217)


         The following table details the components of pension and other postretirement benefit costs.


                                                             PENSION BENEFITS
                                                             ----------------
                                                                                                      OTHER POSTRETIREMENT
                                             FOREIGN PLANS                   U.S. PLANS               BENEFITS (U.S. PLANS)
                                             -------------                   ----------               ---------------------
                                           2004     2003    2002        2004       2003        2002     2004    2003     2002
                                           ----     ----    ----        ----       ----        ----     ----    ----     ----
                                                              (IN THOUSANDS)                             (IN THOUSANDS)
Service cost........................       $255     $288    $137        $325       $285        $289      $96     $67      $52
Interest cost.......................        643      593     243         526        513         490      106      86       75
Expected return on plan assets......         --       --      --       (623)      (542)       (610)       --      --       --
Other amortization and deferral.....         --       --      --         188        204          91       54      31       24
                                           ----     ----    ----        ----       ----        ----      ---     ---      ---
                                           $898     $881    $380        $416       $460        $260     $256    $184     $151
                                           ====     ====    ====        ====       ====        ====     ====    ====     ====


         The Company's pension plan weighted-average asset allocations at December 31, 2004, and 2003, by asset category are as follows:
                                                            % OF PLAN ASSETS
                                                               AT DECEMBER 31
                                                               --------------
ASSET CATEGORY                                                 2004       2003
--------------                                                 ----       ----
Equity securities...................................            65%        57%
Debt securities.....................................            34%        34%
Short-term investments..............................             1%         9%
                                                               ---        ---
                                                               100%       100%
                                                               ===        ===

         Equity securities include 14,430 shares of Company common stock with a market value of $576,000 (6 percent of total plan assets) at December 31, 2004 and $500,000 (6 percent of total plan assets) at December 31, 2003.

         Short-term investments include contributions to plans of $570,000 in December 2003 that had not yet been invested by the investment manager.

         The Company's investment objective for plan assets includes exceeding the return generated by an unmanaged index composed of the S&P 500 Stock Index and the Lehman Brothers Government/Corporate Bond Index in proportion to the target portfolio, while achieving a rate of return greater than the actuarially assumed interest rate. The targeted asset mix was 60 percent equities and 40 percent fixed income as of December 31, 2004 and 55 percent equities and 45 percent fixed income as of December 31, 2003. The targeted allocation provides reasonable assurance that the investment objectives can be achieved based on historical performance.

         The Company expects to contribute $670,000 to its pension plans and $100,000 to its postretirement benefit plans in 2005.

         The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:


                                           PENSION BENEFITS               OTHER POSTRETIREMENT
                                           ----------------               --------------------
                                       FOREIGN PLANS     U.S. PLANS        BENEFITS (U.S. PLANS)
                                       -------------     ----------        ---------------------
                                                 (IN THOUSANDS)              (IN THOUSANDS)

                  2005                      $373           $486                      $100
                  2006                       386            479                        99
                  2007                       394            535                       102
                  2008                       443            468                       117
                  2009                       493            464                       103
              2010-2014                   $3,804         $2,822                      $808


         Thomas sponsors various defined contribution plans to assist eligible employees in providing for retirement or other future needs. Company contributions to these plans amounted to $2,920,000 in 2004, $2,591,000 in 2003 and $1,364,000 in 2002.

         On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"), which introduces a Medicare prescription drug benefit, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit, was enacted. On May 19, 2004, the FASB issued Financial Staff Position No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", ("FSP 106-2") to discuss certain accounting and disclosure issues raised by the Act. FSP 106-2 addresses accounting for the federal subsidy for the sponsors of single employer defined benefit postretirement healthcare plans and disclosure requirements for plans for which the employer has not yet been able to determine actuarial equivalency. Except for certain nonpublic entities, FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004 (the quarter ending September 30, 2004 for the Company). We have not yet concluded whether the prescription drug benefits provided under our postretirement plan are actuarially equivalent to the Medicare benefit as necessary to qualify for the subsidy. The reported net periodic benefit costs of our postretirement plan in the accompanying Financial Statements and included in
Note 10 to the Financial Statements do not reflect the effects of the Act. Adoption of FSP 106-2 could require revisions to previously reported information. While we may be eligible for benefits under the Act based on the prescription drug benefits provided in our postretirement plan, we do not believe such benefits will have a material impact on our Financial Statements.

11.  LEASES, COMMITMENTS AND CONTINGENCIES

         Rental expense for building, machinery and equipment was $7,374,000 in 2004, $6,810,000 in 2003, and $3,875,000 in 2002. Future minimum rentals under non-cancelable operating leases are as follows: 2005--$5,630,000;
2006--$4,481,000; 2007--$3,818,000; 2008--$3,416,000; 2009--$2,429,000; and
thereafter--$1,647,000.

         The Company had letters of credit outstanding in the amount of $3,080,000 at December 31, 2004.

         On August 13, 2002, a petition was filed in the District Court of Jefferson County, Texas, adding Thomas Industries Inc. as a third party defendant in a lawsuit captioned Hydro Action, Inc. v. Jesse James, individually and d/b/a James Backhoe Service of Dietrich, Illinois, Inc. and Original Septic Solutions, Inc. (the "Third Party Plaintiffs") (the "Original Lawsuit"). The Original Lawsuit alleged that the Company violated the Texas Deceptive Trade Practices Act and breached warranties of merchantability and fitness for a particular purpose with respect to pumps sold by the Company and used in septic tanks manufactured or sold by the plaintiffs. The Original Lawsuit was stayed as a result of the bankruptcy filing by Hydro Action, Inc. On October 8, 2003, a lawsuit was filed against the Company, Gig Drewery, Yasunaga Corporation and Aqua-Partners, Ltd. in the District Court of Jefferson County, Texas, making the same allegations set forth in the Original Lawsuit and requesting class-action certification. No class has been certified. The Third Party Plaintiffs are plaintiffs in this action. This complaint has been amended to include approximately 28 plaintiffs. The complaint currently seeks $3 million per plaintiff and punitive and exemplary damages. The total sales by the Company related to these products were approximately $900,000. On September 29, 2004, the case was remanded to state court in Jefferson County and the stay is no longer in place. Although this litigation is in the preliminary stages, the Company believes it has meritorious defenses to the claims and intends to vigorously defend this matter. Litigation is subject to many uncertainties and the Company cannot guarantee the outcome of these proceedings. However, based upon information currently available, the Company does not believe that the outcome of this proceeding will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

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

         The Company is subject to various federal, state and local environmental laws and regulations that require remediation efforts at several locations including both current and former operating facilities. One of the most significant sites is a former manufacturing facility located in Beaver Dam, Kentucky. Since 1992, the Company has been working under an Agreed Order with the Kentucky Natural Resources and Environmental Protection Cabinet to remediate this site. The Company has completed all closure activities and has received approval for implementation of a post-closure plan.

         In 2004, a letter was received from the Wisconsin Department of Natural Resources (WDNR) indicating that the Company was solely responsible for remediation of a former manufacturing facility located in Fort Atkinson, Wisconsin, which was sold by the Company in 1985. In response to WDNR's demand, the Company engaged a consultant to perform an initial hydrogeologic site investigation. This initial site investigation found elevated levels of volatile organic compounds including tetrachlorothene and its daughter products. The site investigation will be expanded to determine the extent of the contamination and to develop a remediation work plan. The Company provided a reserve of $900,000 in the third quarter and an additional $200,000 in the fourth quarter of 2004 for anticipated future costs associated with remediation of this site.

         The Company's policy is to provide for environmental reserves on a discounted basis, when appropriate. Environmental reserves are subject to numerous inherent uncertainties that affect the ability to estimate future costs of required remediation efforts. Such uncertainties involve the nature and extent of contamination, the extent of required cleanup efforts under existing environmental regulations, widely varying costs of alternate cleanup methods, changes in environmental regulations, the potential effect of continuing improvements in remediation technology and the financial strength of other potentially responsible parties at multiparty sites. Reserves are reviewed for adequacy on a quarterly basis and adjusted, if necessary, as environmental assessment and remediation efforts proceed.

    Changes in the Company's environmental reserve at December 31, 2004 and 2003 is as follows (in thousands):

                                                    For the twelve months ended
                                                             December 31,
                                                             ------------
                                                        2004      2003
                                                        ----      ----
Balance at beginning of period                         $1,321   $1,350
Environmental accruals                                  1,100      315
Expenditures                                             (239)    (344)
                                                       ------   ------
Balance at end of period                               $2,182   $1,321
                                                       ======   ======







         Related to the $2,182,000 reserve at December 31, 2004, approximately $1,276,000 of this amount was determined on a discounted basis using a 4.9% discount rate. The $1,276,000 discounted amount is $1,977,000 on an undiscounted basis. No recoveries are expected or assumed. Expected payments of the $1,977,000 are as follows:

                                  2005        $   163,000
                                  2006            154,000
                                  2007            162,000
                                  2008            137,000
                                  2009             78,000
                                  Thereafter  $ 1,283,000
                                              -----------
                                     Total    $ 1,977,000
                                              ===========


12.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

              A summary of accrued expenses and other current liabilities follows:
                                                               2004        2003
                                                               ----        ----
                                                                  (IN THOUSANDS)
Accrued wages, taxes and withholdings......................   $14,314    $10,875
Accrued insurance..........................................     1,680      1,878
Accrued interest...........................................         3        769
Accrued warranty expense...................................     5,338      5,382
Other current liabilities..................................    12,869     11,615
                                                              -------    -------
Total accrued expenses and other current liabilities.......   $34,204    $30,519
                                                              =======    =======

13.  INDUSTRY SEGMENT INFORMATION

         Operating segments are defined as components of an enterprise engaging in business activities about which separate financial information is available that is evaluated regularly by the chief decision maker or group in deciding how to allocate resources and assessing performance.

         The Company has historically been organized into two business segments, the Pump and Compressor Segment and Lighting Segment through its 32% interest in GTG. The segments have been managed separately based on the fundamental differences in their respective operations. The Pump and Compressor Segment designs, manufactures, and sells pumps and compressors for use in global original equipment manufacturing applications as well as construction equipment, systems and laboratory equipment. The Lighting Segment designs, manufactures, markets and sells lighting products principally in North America for commercial, industrial and residential applications. See Note 4 which describes in further detail the sale of the Company's interest in GTG.

              Industry segment information follows:


                                                                                            2004         2003         2002
                                                                                            ----         ----         ----
                                                                                                         (IN THOUSANDS)
SALES AND OPERATING REVENUES
  Pump and Compressor (1)............................................................
       Total net sales including inter-area sales....................................       $462,151     $420,473     $266,285
      Inter-area sales (2)..........................................................        (52,037)     (43,699)     (25,683)
                                                                                            --------     --------     --------
      Net sales to unaffiliated customers............................................       $410,114     $376,774     $240,602
                                                                                            ========     ========     ========

OPERATING INCOME (LOSS)
  Pump and Compressor (1)............................................................        $40,936      $36,742      $31,675
  Lighting (GTG) (3).................................................................         18,608       32,138       28,804
  Gain on Sale of GTG (3)............................................................        160,410            -            -
  Corporate..........................................................................       (11,204)      (8,743)      (5,966)
                                                                                            --------     --------     --------
                                                                                            $208,750      $60,137      $54,513
                                                                                            ========      =======      =======
ASSETS
  Pump and Compressor (1)............................................................       $382,102     $344,384     $287,167
  Lighting (GTG) (3).................................................................              -      214,405      188,810
  Corporate..........................................................................        239,834       14,345       15,039
                                                                                            --------     --------     --------
                                                                                            $621,936     $573,134     $491,016
                                                                                            ========     ========     ========
INVESTMENT IN EQUITY AFFILIATES
  Lighting (GTG) (3).................................................................              -     $214,405     $188,810
                                                                                            ========     ========     ========


EXPENSES NOT AFFECTING CASH
Depreciation and amortization
  Pump and Compressor (1)............................................................        $16,200      $15,072      $10,312
  Corporate..........................................................................            140          135          156
                                                                                             $16,340      $15,207      $10,468
                                                                                             =======      =======      =======
ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT
  Pump and Compressor (1)............................................................        $16,303      $19,805       $8,208
  Corporate..........................................................................            100          303          150
                                                                                             -------      -------      -------
                                                                                             $16,403      $20,108       $8,358
                                                                                             =======      =======       ======

(1)      Includes Rietschle after the August 29, 2002 acquisition date.
(2) Inter-area sales represent intercompany sales between geographic regions (North America, Europe and Asia Pacific).
(3) The Company sold its joint venture interest in Lighting (GTG) on July 31, 2004.


         Intra-area sales, which represent intercompany sales between locations within a geographic region, have been eliminated from the above tabulation. Operating income by segment is gross profit less operating expenses, excluding interest, general corporate expenses, other income and income taxes.

         Information by geographic area follows:


                                                                                           2004         2003          2002
                                                                                           ----         ----          ----
REVENUES (1)(2)                                                                                    (IN THOUSANDS)
Total net sales including inter-area sales
  United States..................................................................        $171,063      $165,899      $144,481
  Germany........................................................................         209,720       180,568        85,227
  Other Europe...................................................................          84,381        75,194        28,588
  Asia Pacific...................................................................          40,034        34,512        18,568
                                                                                         --------      --------      --------
                                                                                         $505,198      $456,173      $276,864
                                                                                         ========      ========      ========
Inter-area sales (3)
  United States..................................................................       $(14,829)     $(12,712)     $(13,139)
  Germany........................................................................        (78,660)      (62,243)      (21,969)
  Other Europe...................................................................         (1,451)       (4,262)       (1,135)
  Asia Pacific...................................................................           (144)         (182)          (19)
                                                                                         --------      --------      --------
                                                                                        $(95,084)     $(79,399)     $(36,262)
                                                                                        ========      ========      ========
Net sales to unaffiliated customers
  United States..................................................................        $156,234      $153,187      $131,342
  Germany........................................................................         131,060       118,325        63,258
  Other Europe...................................................................          82,930        70,932        27,453
  Asia Pacific...................................................................          39,890        34,330        18,549
                                                                                         --------      --------      --------
                                                                                         $410,114      $376,774      $240,602
                                                                                         ========      ========      ========
PROPERTY, PLANT AND EQUIPMENT
  United States..................................................................          29,219       $31,673       $32,069
  Germany........................................................................          65,329        64,859        48,061
  Other Europe...................................................................          17,564        10,864        10,840
  Asia Pacific...................................................................           2,756           954           621
                                                                                         --------      --------      --------
                                                                                         $114,868      $108,350       $91,591
                                                                                         ========      ========       =======
---------------
(1) Revenues are attributed to geographic areas based on the location of the selling entity.
(2) Includes Rietschle after the August 29, 2002 acquisition date.
(3) Inter-area sales represent intercompany sales between countries/geographic areas (United States, Germany, other Europe, and Asia Pacific).


                  Intra-area sales, which represent intercompany sales between locations within a country/geographic area, have been eliminated from the above tabulation.
         Net exposed assets, which represents assets less liabilities for geographic operations outside of North America that are exposed to foreign currency risk, at December 31, 2004 are $239,065,000 and $19,416,000 for Europe and Asia Pacific, respectively.

14.  CURRENCY RISK MANAGEMENT

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

         At December 31, 2004, the Company held forward contracts expiring through December 2005 to hedge probable, but not firmly committed, intercompany inventory purchases. These hedging contracts are classified as cash flow hedges and accordingly, are adjusted to current market values through other comprehensive income until the underlying transactions are recognized. Upon recognition, such gains and losses are recorded in operations as an adjustment to the carrying amounts of the underlying transactions in the period in which these transactions are recognized.

         At December 31, 2004, the foreign currency forward contracts had a notional amount of Euro 6,000,000 and a fair value of approximately $657,700. The fair value of the foreign currency forward contracts, which represents an asset, is included in other current assets. The amount of the pre-tax net gain deferred through other comprehensive income as of December 31, 2004 was approximately $631,900. There was $25,800 of gain recognized in fiscal 2004. There was no gain or loss recognized during 2003.

15.  RELATED PARTY TRANSACTIONS

         The Company had an accounts receivable of approximately $500,000 as of December 31, 2004 and $900,000 as of December 31, 2003, from Werner Rietschle Holding GmbH, a shareholder and the entity which sold the Company assets in the Rietschle transaction. This amount primarily related to taxes paid by the Company on behalf of Werner Rietschle Holding GmbH. Dieter Rietschle, who is the Company's general manager of its TIWR Holding GmbH & Co. KG subsidiary and a former director, has a 49% ownership and 51% voting control of Werner Rietschle Holding GmbH. The $500,000 amount as of December 31, 2004 was subsequently collected in 2005.

16.  SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         Unaudited quarterly results of operations follow:


                                                             NET SALES              GROSS PROFIT             NET INCOME
                                                             ---------              ------------             ----------
                                                             2004         2003        2004        2003        2004       2003
                                                             ----         ----        ----        ----        ----       ----
                                                                        (IN THOUSANDS, EXCEPT SHARE DATA)
1st Qtr...........................................       $109,518      $92,346     $38,383     $33,115     $10,650     $8,806
2nd Qtr...........................................        102,656       95,810      37,563      33,760       9,805      9,432
3rd Qtr...........................................         97,697       88,985      35,433      29,513   90,268(1)     10,583
4th Qtr...........................................        100,243       99,633      36,081      33,554       3,431      8,493
                                                         --------      -------     -------     -------     -------     ------
                                                         $410,114     $376,774    $147,460    $129,942    $114,154    $37,314
                                                         ========     ========    ========    ========    ========    =======


                                                          BASIC NET INCOME        DILUTED NET INCOME
                                                              PER SHARE               PER SHARE
                                                              ---------               ---------
                                                              2004         2003       2004        2003
                                                              ----         ----       ----        ----
1st Qtr............................................          $0.61        $0.51      $0.60       $0.50
2nd Qtr............................................           0.56         0.55       0.55        0.54
3rd Qtr............................................        5.16(1)         0.61    5.07(1)        0.60
4th Qtr............................................           0.19         0.49       0.19        0.48
                                                             -----        -----      -----       -----
                                                             $6.53        $2.17      $6.44       $2.12
                                                             =====        =====      =====       =====

(1) Includes a gain of $84,135,000 (pre-tax gain of $160,410,000) from the sale of the Company's joint venture interest in GTG. Net income per share related to this gain was $4.81 (basic) and $4.74 (diluted).


17.  SUBSEQUENT EVENT

   On January 10, 2005 the Company acquired certain assets of the side channel blower business of Ruey Chaang Electric Co, Ltd. of Taipei, Taiwan for approximately $12 million. A partial payment of $8.4 million in cash was paid in January 2005, with the balance payable in the third quarter of 2005.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Commission Act of 1934, as amended) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the evaluation date, the Company disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms..

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         There was no change in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         Management's Report on Internal Control over Financial Reporting, and the related Report of the Independent Registered Public Accounting Firm, are set forth at the beginning of Item 8 of this Form 10-K.

ITEM 9B.  OTHER INFORMATION

         The following tables present certain additional information concerning stock options granted to the named executive officers during 2004.

                    STOCK OPTIONS GRANTED IN LAST FISCAL YEAR

                             NUMBER OF SECURITIES      EXERCISE OR
                             --------------------      -----------
                               UNDERLYING OPTIONS       BASE PRICE    EXPIRATION
                               ------------------       ----------    ----------
NAME                                GRANTED(#)(1)         ($/SH)(2)         DATE
----                                -------------         ---------         ----
Timothy C. Brown.......                    --               --             --
Dieter W. Rietschle....                    --               --             --
Peter H. Bissinger.....                 3,500        $38.99/sh        12/6/14
Phillip J. Stuecker....                 7,500        $38.99/sh        12/6/14
James J. Kregel........                 5,100        $38.99/sh        12/6/14

[--------------
(1) All options were granted on December 6, 2004, one-fourth of each option becoming exercisable each year beginning December 6, 2006. All options permit the optionee to pay for exercise with Common Stock owned at least six months and to use share withholding to pay taxes.

(2) The exercise price for all options granted is equal to the closing market price of the Corporation's common stock on December 6, 2004.

         The following table presents information concerning performance share awards granted to the named executive officers on December 6, 2004 under the Corporation's 1995 Amended and Restated Incentive Stock Plan.


                          LONG-TERM INCENTIVE PLAN AWARDS IN LAST FISCAL YEAR


                                                                               ESTIMATED FUTURE
                                                                                 PAYOUTS UNDER
                                                                               NON-STOCK PRICE-
                                                                                  BASED PLANS
                                                                                  -----------
                                                  NUMBER OF     PERFORMANCE
                                                PERFORMANCE    PERIOD UNTIL      TARGET    MAXIMUM
NAME                                              SHARES (#)      MATURATION        (#)        (#)
----                                              ----------      ----------        ---        ---
Timothy C. Brown.............................         10,000        12/31/07     10,000     15,000
Dieter W. Rietschle..........................             --              --         --         --
Peter H. Bissinger...........................            400        12/31/07        400        600
Phillip J. Stuecker..........................          2,500        12/31/07      2,500      3,750
James J. Kregel..............................          2,000        12/31/07      2,000      3,000


         Up to 150 percent of the target shares may be earned, depending on the total shareholder return of the Corporation during the three-year period commencing January 1, 2005, and ending December 31, 2007, as compared with the total shareholder return for the Standard & Poor's Small Cap 600 Index. During the performance period, dividend equivalents will be credited based on actual shares earned. The performance share awards provide for pro rata vesting in the event of death, disability, or retirement, and adjust for stock dividends or splits. In the event of a change in control, the performance goals established thereunder shall be deemed satisfied and 100 percent of the target shares will be delivered. In the event of a merger, consolidation, or combination of the Corporation with or into another corporation, the target shares shall be converted into the acquisition consideration. Recipients of the performance share awards may elect to defer receipt of any shares earned during the performance period in accordance with the terms of the performance share awards.

                                    PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

a.  Directors of the Company

The information required by this item will be included in an amendment to this Annual Report, which amendment will be filed within 120 days after the close of the Company's fiscal year.

b.  Executive Officers of the Registrant

Reference is made to "Executive Officers of the Registrant" in Part 1, ITEM 1.f.
c.  Audit Committee Financial Expert

The Company had determined that Wallace H. Dunbar, Chairman of the Audit Committee of the Board of Directors, qualifies as an "audit committee financial expert" as defined in Item 401(h) of Regulation S-K, and that Mr. Dunbar is "independent" as the term is used in Item 7 (d) (3) (iv) of Schedule 14A under the Securities Exchange Act.
d.  Code of Business Conduct

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

e.  NYSE Disclosures

The Company submitted to the New York Stock Exchange the previous year's unqualified certification of the Company's chief executive officer as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

The Company filed with the Securities & Exchange Commission the CEO/CFO certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to its prior and most recent Form 10-Ks.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this item will be included in an amendment to this Annual Report, which amendment will be filed within 120 days after the close of the Company's fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information required by this item will be included in an amendment to this Annual Report, which amendment will be filed within 120 days after the close of the Company's fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item will be included in an amendment to this Annual Report, which amendment will be filed within 120 days after the close of the Company's fiscal year.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information required by this item will be included in an amendment to this Annual Report, which amendment will be filed within 120 days after the close of the Company's fiscal year.

                                    PART IV.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.       (1)  Financial Statements

The following consolidated financial statements of Thomas Industries Inc. are included in Part II, Item 8:

Consolidated Balance Sheets--December 31, 2004 and 2003

Consolidated Statements of Income--Years ended December 31, 2004, 2003, and 2002

Consolidated Statements of Shareholders' Equity--Years ended December 31, 2004,2003, and 2002

Consolidated Statements of Cash Flows--Years ended December 31, 2004, 2003, and 2002

Notes to Consolidated Financial Statements--December 31, 2004

(2)      Financial Statement Schedule

Schedule II--Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(3)      Listing of Exhibits

EXHIBIT NO.           EXHIBIT
-----------           -------
2(a)                  Agreement for Purchase of Equity Interests and Shares
                      (English translation) dated August 29, 2002, by and among
                      Thomas Industries Inc., Werner Rietschle Holding GmbH,
                      TIWR Holding GmbH & Co. KG, TIWR Netherlands Holdings
                      C.V., TIWR U.K. Limited, TI France SAS, Thomas Industries
                      Australia Pty. Ltd. and TI Luxembourg S.A.R.L., filed as
                      Exhibit 2.1 to Form 8-K filed September 12, 2002, hereby
                      incorporated by reference.
2(b)                  Purchase Agreement dated May 20, 2004 among Genlyte Thomas
                      Group LLC, The Genlyte Group Incorporated and Thomas
                      Industries, Inc. filed as Exhibit 2 to registrant's
                      Form 8-K dated March 20, 2004, hereby incorporated by
                      reference.
2(c)                  Agreement and Plan of Merger dated March 8, 2005 by and
                      between Gardner Denver, Inc. and Thomas Industries Inc.
                      filed as Exhibit 2.1 to registrant's Form 8-K dated March
                      8, 2005, hereby incorporated by reference.
3(a)                  Restated Certificate of Incorporation, as amended, filed
                      as Exhibit 3(a) to Form 10-Q filed November 13, 2002,
                      hereby incorporated by reference.
3(b)                  Bylaws, as amended, March 8, 2005 filed herewith.

4(b)                  Amended and Restated Rights Agreement filed as Exhibit
                      4(b) to registrant's report on Form 10-Q dated August 14,
                      2000, hereby incorporated by reference.
4(c)                  First Amendment to Rights Agreement filed as Exhibit 4(c)
                      to registrant's report on Form 10-K dated March 26, 2001,
                      hereby incorporated by reference.
4(d)                  Second amendment to Rights Agreement dated March 8, 2005
                      filed as Exhibit 4(d) to registrant's Form 8-K dated March
                      8, 2005, hereby incorporated by reference.
10(a)                 Employment Agreements with Timothy C. Brown and Phillip J.
                      Stuecker filed as Exhibit 3(j) to registrant's report on
                      Form 10-Q dated November 11, 1988, hereby incorporated by
                      reference.
10(b)                 Trust Agreement, filed as Exhibit 10(1) to registrant's
                      report on Form 10-Q dated November 11, 1988, hereby
                      incorporated by reference.
10(c)                 Form of Indemnity Agreement and Amendment thereto entered
                      into by the Company and each of its Executive Officers
                      filed as Exhibits 10 (g) and (h) to registrant's report on
                      Form 10-K dated March 23, 1988, hereby incorporated by
                      reference.
10(d)                 Severance pay policy of the Company, effective October 1,
                      1988, covering all Executive Officers, filed as Exhibit
                      10(d) to registrant's report on Form 10-K dated March 23,
                      1989, hereby incorporated by reference.
10(e)                 Nonemployee Director Stock Option Plan as Amended and
                      Restated as of February 5, 1997, filed as Exhibit 10(h) to registrant's report on Form 10-K registrant's dated
                      March 20, 1997, hereby incorporated by reference.
10(f)                 Thomas Industries Inc. 1995 Incentive Stock Plan as
                      Amended and Restated as of April 22, 2004, as filed with
                      the registrant's Proxy Statement dated March 12, 2004,
                      hereby incorporated by reference.
10(g)                 Employment Agreement with Timothy C. Brown dated January
                      29, 1997, filed as Exhibit 10(j) to registrant's report on
                      Form 10-K dated March 20, 1997, hereby incorporated by
                      reference.
10(g)(1)              Employment Agreement with Dieter Rietschle (English
                      translation) dated August 30, 2002, filed as Exhibit
                      10 (g) (1) to registrant's report on Form 10-K dated
                      March 28, 2003, hereby incorporated by reference.
10(g)(2)              Services Agreement with Peter Bissinger (English
                      translation) dated January 1, 2003, filed as Exhibit 10
                      (g) (2) to registrant's report on Form 10-K dated March
                      28, 2003, hereby incorporated by reference.
10(g)(3)              Amendment to Services Agreement with Peter Bissinger
                      (English translation) dated December 31, 2004, filed as
                      Exhibit 10.1 to registrant's report on Form 8-K dated
                      December 31, 2004, hereby incorporated by reference.
10(h)                 Master Transaction Agreement by and between Thomas
                      Industries Inc. and The Genlyte Group Incorporated
                      dated April 28, 1998, filed as Exhibit 2.1 to registrant's report on Form 8-K dated July 24, 1998, hereby
                      incorporated by reference.
10(i)                 Limited Liability Company Agreement of GT Lighting, LLC,
                      dated April 28, 1998, filed as Exhibit 2.2 to registrant's report on Form 8-K dated July 24, 1998, hereby
                      incorporated by reference.
10(j)                 Capitalization Agreement among GT Lighting, LLC, and
                      Thomas Industries Inc., Tupelo Holdings Inc., Thomas
                      Industries Holdings Inc., Gardco Manufacturing, Inc.,
                      Capri Lighting, inc., Thomas Imports, Inc., and TI
                      Industries Corporation dated April 28, 1998, filed as
                      Exhibit 2.3 to registrant's report on Form 8-K dated
                      July 24, 1998, hereby incorporated by reference.
10(k)                 Form of Performance Share Award, filed herewith.
10(l)                 Form of Cash Only Stock Appreciation Right for Directors
                      of Thomas Industries Inc., filed herewith.
10(m)                 Form of Non-qualified Stock Option for Thomas Industries
                      Employees, filed herewith.
10(n)                 Form of Non-qualified Stock Option for Officers of Thomas
                      Industries Inc., filed herewith.
21                    Subsidiaries of the Registrant.
23(a)                 Consent of Ernst & Young LLP.

23(b)                 Consent of Ernst & Young LLP.
23(c)                 Consent of Pricewaterhouse Coopers LLP.
31.1                  Certification of Chief Executive Officer pursuant to
                      Rule 13a-14(b) and Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2                  Certification of Chief Financial Officer pursuant to
                      Rule 13a-14(b) and Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1                  Certification pursuant to 18 U.S.C. Section 1350, as
                      adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

b.       Exhibits

The exhibits filed as part of this Annual Report on Form 10-K are as specified in Item 15(a)(3) herein.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   THOMAS INDUSTRIES INC.
DATE:  MARCH 14, 2005                              BY:

                                                   /S/ TIMOTHY C. BROWN,
                                                   Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                SIGNATURE                  TITLE                                               DATE
                ---------                  -----                                               ----
                                           Chairman of the Board;
           /s/ Timothy C. Brown            President; Chief Executive Officer;
                                           Director (Principal Executive Officer)         March 14, 2005
                                           Vice President of Finance;
                                           Chief Financial Officer;

         /s/ Phillip J. Stuecker           Secretary                                      March 14, 2005
                                           (Principal Financial Officer)

           /s/ Roger P. Whitton            Controller                                     March 14, 2005
                                           (Principal Accounting Officer)

          /s/ Wallace H. Dunbar            Director                                       March 14, 2005

          /s/ H. Joseph Ferguson           Director                                       March 14, 2005

          /s/ William M. Jordan            Director                                       March 14, 2005

       /s/ Franklin J. Lunding, Jr.        Director                                       March 14, 2005

          /s/ Anthony A. Massaro           Director                                       March 14, 2005

         /s/ George H. Walls, Jr.          Director                                       March 14, 2005




                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                     THOMAS INDUSTRIES INC. AND SUBSIDIARIES
                                DECEMBER 31, 2004


                                     BALANCE AT    CHARGED TO     CHARGED TO                              BALANCE AT
                                     BEGINNING        COSTS      OTHER ACCOUNTS-      DEDUCTIONS-           END OF
DESCRIPTION                          OF PERIOD    AND EXPENSES     DESCRIBE             DESCRIBE            PERIOD
-----------                          ---------    ------------     --------             --------            ------
Year ended December 31, 2004
Allowance for doubtful accounts..      $2,270,000      $584,000                          $(551,000) (2)     $2,303,000
Allowance for obsolete and slow
moving inventory.................       8,385,000     1,603,000               -           (912,000) (3)     9,076,000
                                       ----------    ----------      ----------           --------         -----------
                                      $10,655,000    $2,187,000               -        $(1,463,000)        $11,379,000
                                      ===========    ==========      ==========        ===========         ===========

Year ended December 31, 2003
Allowance for doubtful accounts..      $2,269,000      $435,000       $(96,000)  (1)     $(338,000) (2)     $2,270,000
Allowance for obsolete and slow
  moving inventory...............       4,821,000     1,654,000       2,003,000 (1)        (93,000) (3)      8,385,000
                                       $7,090,000    $2,089,000      $1,907,000           (431,000)        $10,655,000
                                       ----------    ----------      ----------           --------         -----------

Year ended December 31, 2002
Allowance for doubtful accounts..      $1,103,000      $753,000      $1,208,000 (1)      $(795,000) (2)     $2,269,000
Allowance for obsolete and slow
  moving inventory...............       1,985,000       488,000       2,980,000 (1)       (632,000) (3)      4,821,000
                                       ----------    ----------      ----------           --------         -----------
                                       $3,088,000    $1,241,000      $4,188,000         (1,427,000)         $7,090,000
                                       ==========    ==========      ==========         ==========          ==========
---------------
(1) Due primarily to the August 29, 2002 Rietschle acquisition. With Rietschle being a privately held company, it took longer to perform the necessary analysis to finalize the opening balance sheet adjustments for this acquisition and therefore, these adjustments were not complete as of December 31, 2002. The
Company did complete its analysis in 2003 and recorded the final adjustments in the third quarter of 2003. These adjustments were not related to any changing business conditions or management decisions occurring after August 29, 2002.

(2) Uncollectible accounts written off, less recoveries on accounts previously written off and effect of translation in accordance with SFAS No. 52.

(3) Disposal of obsolete inventory and effect of translation in accordance with SFAS No. 52.


On August 30, 1998, Thomas and Genlyte formed a lighting joint venture that combined substantially all of the assets and liabilities of Genlyte and substantially all of the lighting assets and related liabilities of Thomas to create Genlyte Thomas Group LLC ("GTG"), estimated to be the third largest manufacturer of lighting fixtures and controls in North America. Thomas owned a 32% interest in the joint venture, and Genlyte owned a 68% interest.

Effective at the close of business on July 31, 2004, Genlyte, through its wholly-owned subsidiaries, acquired the 32% minority interest owned by Thomas in GTG for a cash price of $386,500,000 plus 32% of GTG's earnings, less distributions to Thomas, from January 1, 2004 through the closing at July 31, 2004. The transaction was structured as an asset purchase of various interests owned by Thomas and certain of its subsidiary entities. The purchase price was approximately $402,081,000 including $1,179,000 of acquisition related costs. The purchase price was determined through arm's length negotiations between Genlyte and Thomas. This transaction is not reflected in the following financial statements and the accompanying notes.

Following are audited financial statements of GTG for the seven months ended July 31, 2004 and the years ended December 31, 2003, and 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE MEMBERS OF THE GENLYTE THOMAS GROUP LLC:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statement of income, statement of members' equity and statement of cash flows present fairly, in all material respects, the financial position of Genlyte Thomas Group LLC ("Company") and its subsidiaries at July 31, 2004 and the consolidated results of their operations and their cash flows for the seven months ended July 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

                                                  /s/ PricewaterhouseCoopers LLP

Louisville, Kentucky
March 16, 2005

NOTE: THIS IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ERNST & YOUNG LLP, THE COMPANY'S FORMER INDEPENDENT ACCOUNTANTS. THE ERNST & YOUNG LLP REPORT REFERS TO CERTAIN FINANCIAL INFORMATION FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002, AND CERTAIN BALANCE SHEET INFORMATION AS OF DECEMBER 31, 2003 AND 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Genlyte Thomas Group LLC and Subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.






/s/ Ernst & Young LLP
Louisville, Kentucky
January 23, 2004


                    GENLYTE THOMAS GROUP LLC AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (AMOUNTS IN THOUSANDS)



                                                                                SEVEN MONTHS ENDED       FOR THE YEARS ENDED
                                                                                    JULY 31,                 DECEMBER 31,
                                                                                        2004                2003        2002
                                                                                        ----                ----        ----
Net sales..................................................................          $672,358           $1,033,899     $970,304
  Cost of sales............................................................           431,939              671,322      630,433
                                                                                     --------           ----------     --------
Gross profit...............................................................           240,419              362,577      339,871
  Selling and administrative expenses......................................           176,143              260,381      239,730
  Amortization of other intangible assets.................................                541                1,079          851
  Gain on settlement of patent litigation..................................                --              (8,000)           --
                                                                                     --------           ----------     --------
Operating profit...........................................................            63,735              109,117       99,290
  Interest expense, net of interest income.................................                56                  238          606
  Minority interest........................................................              (66)                  185          240
                                                                                     --------           ----------     --------
Income before income taxes.................................................            63,745             108,694       98,444
  Income tax provision.....................................................             5,145               7,416        7,804
                                                                                     --------           ----------     --------
Net income.................................................................          $ 58,600            $101,278      $90,640
                                                                                     ========            ========      =======

        The accompanying notes are an integral part of these consolidated financial statements.




                    GENLYTE THOMAS GROUP LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)


                                                                                                           AS OF
                                                                                                       JULY 31,    DECEMBER 31
                                                                                                           2004       2003
                                                                                                           ----       ----
ASSETS:
CURRENT ASSETS:
  Cash and cash equivalents....................................................................        $116,284       $59,963
  Short-term investments.......................................................................               -        70,479
  Accounts receivable, less allowances for doubtful accounts of $14,319 and $13,456 as of
    July 31, 2004 and December 31, 2003........................................................         200,367       160,111
  Related-party receivables....................................................................               6           175
  Inventories..................................................................................         151,498       143,898
  Other current assets.........................................................................           9,537         9,646
                                                                                                       --------      --------

Total current assets...........................................................................         477,692       444,272
Property, plant and equipment, at cost:
  Land and land improvements...................................................................          43,027         8,211
  Buildings and leasehold improvements.........................................................          51,793        88,718
  Machinery and equipment......................................................................         288,073       290,331
                                                                                                       --------      --------
Total property, plant and equipment............................................................         382,893       387,260
  Less: accumulated depreciation and amortization..............................................         270,623       275,636
                                                                                                       --------      --------
Net property, plant and equipment..............................................................         112,270       111,624
Goodwill.......................................................................................         156,623       150,532
Other intangible assets, net of accumulated amortization.......................................          11,360        21,315
Other assets...................................................................................           5,236         5,028
                                                                                                       --------      --------
TOTAL ASSETS...................................................................................        $763,181      $732,771
                                                                                                       ========      ========

LIABILITIES & MEMBERS' EQUITY:
CURRENT LIABILITIES:
  Current maturities of long-term debt.........................................................            $250          $284
  Accounts payable.............................................................................          98,321        98,035
  Related-party payables.......................................................................             279        16,534
  Accrued expenses.............................................................................          73,564        70,956
                                                                                                       --------      --------
Total current liabilities......................................................................         172,414       185,809
Long-term debt.................................................................................          11,072        11,190
Deferred income taxes..........................................................................           4,928         5,005
Accrued pension................................................................................          21,739        27,567
Minority interest..............................................................................             835           924
Other long-term liabilities....................................................................           6,013         6,317
                                                                                                       --------      --------
Total liabilities..............................................................................         217,001       236,812
Commitments and contingencies (See notes (15) and (16))
MEMBERS' EQUITY:
  Accumulated other comprehensive income (loss)................................................         (2,856)       (7,099)
  Other members' equity........................................................................         549,036       503,058
                                                                                                       --------      --------
Total members' equity..........................................................................         546,180       495,959
                                                                                                       --------      --------
TOTAL LIABILITIES & MEMBERS' EQUITY............................................................        $763,181      $732,771
                                                                                                       ========      ========


        The accompanying notes are an integral part of these consolidated financial statements.




                    GENLYTE THOMAS GROUP LLC AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
                      FOR SEVEN MONTHS ENDED JULY 31, 2004
                   AND YEARS ENDED DECEMBER 31, 2003 AND 2002
                             (AMOUNTS IN THOUSANDS)

                                                                                   ACCUMULATED
                                                                                         OTHER           OTHER          TOTAL
                                                                                 COMPREHENSIVE        MEMBERS'       MEMBERS'
                                                                                 INCOME (LOSS)          EQUITY         EQUITY
                                                                                 -------------          ------         ------
Members' equity, December 31, 2001.......................................             $(9,076)        $395,079       $386,003
Net income...............................................................                   --          90,640         90,640
Increase in minimum pension liability, before tax........................             (18,450)              --       (18,450)
    Related tax effect...................................................                  541              --            541
                                                                                      --------        --------       --------
Increase in minimum pension liability, after tax.........................             (17,909)              --       (17,909)
Foreign currency translation adjustments.................................                   20              --             20
Total comprehensive income...............................................                                              72,751
Contribution from Thomas.................................................                   --             299            299
Distributions to members.................................................                   --        (43,078)       (43,078)
Members' equity, December 31, 2002.......................................             (26,965)         442,940        415,975
Net income...............................................................                   --         101,278        101,278
Decrease in minimum pension liability, before tax........................                (422)              --          (422)
  Related tax effect.....................................................                  112              --            112
                                                                                      --------        --------       --------
Decrease in minimum pension liability, after tax.........................                (310)              --          (310)
Foreign currency translation adjustments.................................               20,176              --         20,176
Total comprehensive income...............................................                                             121,144
Contribution from Thomas.................................................                   --             399            399
Distributions to members.................................................                   --        (41,559)       (41,559)
                                                                                      --------        --------       --------
Members' equity, December 31, 2003.......................................              (7,099)         503,058        495,959
Net income...............................................................                   --          58,600         58,600
Increase in minimum pension liability, before tax........................                7,831              --          7,831
  Related tax effect.....................................................                (206)              --          (206)
                                                                                      --------        --------       --------
Increase in minimum pension liability, after tax.........................                7,625              --          7,625
Foreign currency translation adjustments.................................              (3,382)              --        (3,382)
Total comprehensive income...............................................                                              62,843
Contribution from Thomas.................................................                   --             972            972
Distributions to members.................................................                   --        (13,594)       (13,594)
                                                                                      --------        --------       --------
Members' equity, July 31, 2004...........................................             $(2,856)        $549,036       $546,180

        The accompanying notes are an integral part of these consolidated financial statements.



                    GENLYTE THOMAS GROUP LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)


                                                                                   FOR THE SEVEN
                                                                                   MONTHS ENDED            FOR THE YEARS ENDED
                                                                                      JULY 31,                DECEMBER 31,
                                                                                       2004                2003         2002
                                                                                       ----                ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income......................................................................         $58,600       $101,278       $90,640
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization.................................................          15,302         24,207        23,169
  Net loss (gain) from disposals of property, plant and equipment...............         (1,564)          1,131         1,010
  Provision (benefit) for deferred income taxes.................................              --            104         (134)
  Minority interest.............................................................            (66)             70           874
  Changes in assets and liabilities, net of effect of acquisitions:
    (Increase) decrease in:
      Accounts receivable.......................................................        (40,502)        (3,261)       (5,470)
      Related-party receivables.................................................             169          (175)            --
      Inventories...............................................................         (7,456)          (663)         2,069
      Other current assets......................................................            (38)          (434)            24
      Intangible and other assets...............................................              46        (2,778)         8,195
    Increase (decrease) in:
      Accounts payable..........................................................           2,333        (1,372)         3,446
      Related-party payables....................................................        (16,075)       (13,987)        10,598
      Accrued expenses..........................................................           2,884          2,918         (560)
      Deferred income taxes, long-term..........................................              --          (109)           581
      Accrued pension and other long-term liabilities...........................           1,543          1,836       (8,059)
  All other, net................................................................              39             96         (977)
                                                                                        --------        -------       -------
Net cash provided by operating activities.......................................          15,215        108,861       125,406
                                                                                        ========        =======       =======
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of businesses, net of cash received................................         (2,437)       (20,350)      (10,641)
Purchases of property, plant and equipment......................................        (14,700)       (17,559)      (18,912)
Proceeds from sales of property, plant and equipment............................           4,540             31         1,807
Purchases of short-term investments.............................................        (43,145)      (126,998)     (157,198)
Proceeds from sales of short-term investments...................................         112,852        103,775       123,062
                                                                                        --------        -------       -------
Net cash used in investing activities...........................................          57,110       (61,101)      (61,882)
                                                                                        ========        =======       =======
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt....................................................           (689)       (27,410)       (3,318)
Increase (decrease) in disbursements outstanding...............................          (1,915)          7,903           815
Distributions to members........................................................        (13,594)       (41,559)      (43,078)
Contribution from Thomas Industries' stock options..............................             972            399           299
                                                                                        --------        -------       -------
Net cash used in financing activities...........................................        (15,226)       (60,667)      (45,282)
                                                                                        --------        -------       -------
Effect of exchange rate changes on cash and cash equivalents....................           (778)          6,218         (517)
                                                                                        --------        -------       -------
Net increase in cash and cash equivalents.......................................          56,321        (6,689)        17,725
Cash and cash equivalents at beginning of year..................................          59,963         66,652        48,927
                                                                                        --------        -------       -------
Cash and cash equivalents at end of year........................................        $116,284        $59,963       $66,652
                                                                                        ========        =======       =======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
   Interest paid (received), net................................................          $(354)           $627          $893
   Income taxes, net of refunds of $257, $664, and $277, respectively...........          $7,207         $8,482        $7,401


        The accompanying notes are an integral part of these consolidated financial statements.


                    Genlyte Thomas Group LLC and Subsidiaries
                   Notes to Consolidated Financial Statements
                             (Dollars in thousands)

(1)      DESCRIPTION OF BUSINESS
Genlyte Thomas Group LLC ("GTG" or the "Company"), a Delaware limited liability company, is a United States based multinational company. The Company designs, manufactures, markets, and sells lighting fixtures, controls and related products for a wide variety of applications in the commercial, residential, and industrial markets in North America. The Company's products are marketed primarily to distributors who resell the products for use in commercial, residential, and industrial construction and remodeling. The Company is the result of the business combination discussed in note (3) "Formation of Genlyte Thomas Group LLC." At July 31, 2004, Thomas' minority interest in the Company was acquired by The Genlyte Group Incorporated ("Genlyte") as discussed in note
(22) "Sale of 32% Minority Interest in GTG". This transaction is not reflected in the financial statements presented herein.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements are presented in U.S. dollars and include the accounts of GTG and all majority-owned subsidiaries, and also include other entities that are jointly owned by Genlyte and Thomas Industries Inc. ("Thomas"), all of which entities, in total, operationally comprise GTG. Intercompany accounts and transactions have been eliminated.

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

REVENUE RECOGNITION: The Company manufactures and sells its products pursuant to purchase orders received from customers and recognizes sales revenue when products are shipped, which is when legal title passes to the customer and the risks and rewards of ownership have transferred.

The Company has three types of post-shipment obligations to its customers: incentive rebates, sales returns, and warranty obligations. The Company recognizes incentive rebates as sales deductions and they are accrued as earned by the customer based on a systematic allocation of the total estimated rebates to be paid to the underlying sales that result in progress toward earning the rebate. In addition, the Company provides for limited product return rights for some products for some customers, which also are recorded as sales deductions and are accrued based on estimated returns. The amount of future returns can be reasonably estimated based on historical experience and specific notification of pending returns. The Company also has certain warranty obligations, which are discussed in note (10) "Product Warranties".

SHIPPING AND HANDLING FEES AND COSTS: Shipping and handling costs associated with storage and handling of finished goods and handling of shipments to customers are included in cost of sales. Outbound freight for shipments to customers is included in selling and administrative expenses and totaled $32,378 for the seven months ended July 31, 2004 and totaled $49,017 and $45,724 for the years 2003 and 2002, respectively. Sometimes outbound freight is billed to the customer. Such fees are included in net sales and totaled $4,927 for the seven months ended July 31, 2004 and totaled $8,228 and $7,372 for the years 2003 and 2002, respectively.

STOCK-BASED COMPENSATION COSTS: At July 31, 2004, Genlyte had two stock-based compensation (stock option) plans, which are described more fully in note (17) "Stock Options." Genlyte accounts for these plans using the intrinsic value method of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), as permitted under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123." As a consolidated subsidiary of Genlyte, GTG is also required to apply APB 25 to stock-based compensation for stock options granted by Genlyte to employees of GTG. Therefore, GTG also accounts for these plans using the intrinsic value method. Because all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based compensation cost has been recognized in the consolidated statements of income. Had stock-based compensation cost for the plans been determined using the fair value recognition provisions of SFAS No. 123, the effect on the Company's net income for the seven months ended July 31, 2004 and for the years ended December 31, 2003 and 2002 would have been as follows:



                                                      JULY 31,                 December 31,
                                                        2004              2003              2002
                                                    --------------     ------------     -------------
         Net income, as reported                         $ 58,600        $ 101,278          $ 90,640
         Stock-based compensation cost using
         fair value method, net of tax effects              3,981            2,570             3,123
                                                    --------------     ------------     -------------
         Net income, pro forma                           $ 54,619         $ 98,708          $ 87,517
                                                    ==============     ============     =============


ACCOUNTING FOR STOCK-BASED COMPENSATION INCURRED BY INVESTORS: Thomas has also granted stock options to certain employees of GTG. According to Emerging Issues Task Force issue 00-12, "Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee," an investee should recognize the costs of the stock-based compensation incurred by an investor on its behalf, and a corresponding capital contribution. Therefore, in 2004 through July 31, the Company (the investee) recorded $972 of stock-based compensation expense in selling and administrative expenses and the same amount as a contribution from Thomas (the investor) in the consolidated statement of members' equity. For the years 2003 and 2002, the amount was $ 399 and $299, respectively.

ADVERTISING COSTS: The Company expenses advertising costs principally as incurred. Certain catalog, literature, and display costs are amortized over their useful lives, from 6 to 36 months. Total advertising expenses, classified as selling and administrative expenses, were $8,236 for the seven months ended July 31, 2004 and were $10,004 and $8,538 for the years 2003 and 2002, respectively.

RESEARCH AND DEVELOPMENT COSTS: Research and development costs are expensed as incurred. These expenses, classified as selling and administrative expenses, were $6,581 for the seven months ended July 31, 2004 and were $10,343 and $8,521 for the years 2003 and 2002, respectively.

CASH EQUIVALENTS: The Company considers all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents.

SHORT-TERM INVESTMENTS: Short-term investments are classified as available-for-sale securities and consisted of commercial paper with a maturity of 120 days at December 31, 2004. As of December 31, 2003, short-term investments consisted of commercial paper with a maturity of 120 days, term deposits with a maturity of one year that could be cashed penalty free any time after 30 days, and tax advantaged debt securities with original maturities ranging from 11 to 32 years. Short-term investments are carried on the balance sheet at fair market value, which is equivalent to cost. Current period adjustments to the carrying value of available-for-sale securities would be included in accumulated other comprehensive income within stockholder's equity. Because of the nature of all of these investments, cost does not differ from fair market value, so there are no such adjustments to the carrying value.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS: All accounts receivable are trade related and are recorded at the invoiced amount and do not bear interest. The Company maintains allowances for doubtful accounts receivable for estimated uncollectible invoices resulting from the customer's inability to pay (bankruptcy, out of business, etc., i.e. "bad debts" which result in write-offs) as well as the customer's refusal to pay (returned products, billing errors, disputed amounts, etc., which result in credit memos). Management's estimated allowances are based on the aging of the invoices, historical collections, customers' financial status, the overall ratio of "bad debt" allowances to account receivable balances in comparison to relevant industry data, amounts returned and disputed by customers, and estimated lag times for processing credit memos. Account balances are charged off against the allowance when management determines it is probable a receivable will not be recovered. Balances charged off against the allowance totaled $24,637 for the seven months ended July 31, 2004 and total $36,707 and $35,906 for the years ended December 31, 2003 and 2002, respectively. The Company does not have any off-balance sheet credit exposure related to its customers.

CONCENTRATION OF CREDIT RISK: Assets that potentially subject the Company to concentration of credit risk are cash and cash equivalents, short-term investments, and accounts receivable. The Company invests its cash equivalents primarily in high-quality institutional money market funds with maturities of less than three months and limits the amount of credit exposure to any one financial institution. Investment policies have been implemented that limit short-term investments to investment grade securities in multiple funds with multiple financial institutions which limits the Company's exposure. The Company provides credit to most of its customers in the ordinary course of business, and collateral or other security may be required in certain infrequent situations. The Company conducts ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Concentration of credit risk with respect to accounts receivable is limited due to the wide variety of customers and markets to which the Company sells. No single customer accounts for more than 10% of annual sales. As of July 31, 2004, management does not consider the Company to have any significant concentration of credit risk.

INVENTORIES: Inventories are stated at the lower of cost or market and include materials, labor, and overhead. Inventories at July 31, 2004 and December 31, 2003 consisted of the following:

                                        JULY 31,            December 31,
                                          2004                  2003
                                    -----------------     -----------------
         Raw materials                      $ 57,745              $ 54,371
         Work in process                      17,754                17,228
         Finished goods                       75,999                72,299
                                    -----------------     -----------------
         Total inventories                 $ 151,498             $ 143,898
                                    =================     =================

Inventories valued using the last-in, first-out ("LIFO") method represented approximately 81% of total inventories at July 31, 2004 and 80% at December 31, 2003. Inventories not valued at LIFO (primarily inventories of Canadian operations) are valued using the first-in, first-out ("FIFO") method. On a FIFO basis, which approximates current cost, inventories would have been $1,516 higher than reported at July 31, 2004 and $2,781 lower than reported at and December 31, 2003, respectively. During the seven months ended July 31, 2004 and the years ended December 31, 2003 and 2002, certain inventory quantity reductions caused partial liquidations of LIFO inventory layers (in some cases including the base), the effects of which increased pre-tax income by $(1,376) for the seven months ended July 31, 2004 and by $114 for each of the years 2003 and 2002.

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

         Land improvements                                10 - 25 years
         Buildings and leasehold improvements             10 - 40 years
         Machinery and equipment                           3 - 10 years

Leasehold improvements are amortized over the terms of the respective leases, or over their estimated useful lives, whichever is shorter. Depreciation and amortization of property, plant and equipment, including assets recorded under capital leases, was $14,761 for the seven months ended July 31, 2004 and was $23,128 and $22,318 for the years 2003 and 2002, respectively. Accelerated methods of depreciation are used for income tax purposes, and appropriate provisions are made for the related deferred income taxes for the foreign subsidiaries.

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

GOODWILL: Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is not amortized. Goodwill is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level, but can be combined within the same segment when reporting units have similar economic characteristics. The majority of goodwill relates to and is assigned directly to a specific reporting unit. An impairment loss generally would be recognized when the carrying amount of the reporting unit's net assets exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using earnings for the reporting unit multiplied by a price/earnings ratio for comparable industry groups, or by using a discounted cash flow analysis. The Company completed its assessment of any potential impairment upon adoption of this standard and performs annual assessments. No impairment of goodwill was identified in the Company's most recent annual impairment analysis.

OTHER INTANGIBLE ASSETS: Intangible assets include patents, trademarks, trade names, license agreements, non-competition agreements, customer relationships, and other intangible assets acquired from an independent party. Intangible assets with an indefinite life (Unamortized intangible assets), namely certain trademarks and license agreements, are not amortized. Intangible assets with a definite life (Amortized intangible assets) are amortized on a straight-line basis, with estimated useful lives ranging from 2 to 15 years. Unamortized intangible assets are tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Intangible assets with a definite life are tested for impairment whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be recoverable. The Company has determined that no material impairments existed in its most recent impairment analysis. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset. The amount of the impairment loss to be recorded is calculated by the excess of the asset's carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. Costs related to internally developed intangible assets are expensed as incurred.

TRANSLATION OF FOREIGN CURRENCIES: Balance sheet accounts of foreign subsidiaries are translated into U.S. dollars at the rates of exchange in effect as of the balance sheet date. The cumulative effects of such adjustments are charged to the foreign currency translation adjustment component of accumulated other comprehensive income (loss) in members' equity. Income and expenses are translated at the weighted-average exchange rates prevailing during the period. Net gains or (losses) resulting from the translation of foreign currency transactions, of $620 for the seven months ended July 31, 2004 and $(3,405) and $151 for the years 2003 and 2002, respectively, are included in selling and administrative expenses.

FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying amounts of cash equivalents and long-term debt approximate fair value because of their short-term maturity and/or variable market-driven interest rates.

SELF-INSURANCE FOR WORKERS' COMPENSATION AND MEDICAL CLAIMS: The Company is insured for workers' compensation, however, the deductible, $250 thousand prior to August 2002 and $500 thousand afterwards, exceeds the vast majority of claims. The insurance provider and administrator, Travelers, provides the Company with estimated losses and reserve requirements for each open claim based on its expertise and experience. The Company records provisions for workers' compensation claims based on the information received from Travelers. The Company also provides reserves for estimated losses for claims incurred but not reported and the future development of reported claims, based on actuarial and claims trend analysis performed by the Company's casualty insurance broker and consultant, Marsh & McLennan Company.

The Company is self-insured for the medical benefit plans covering most of its employees. The Company estimates its liability for claims incurred by applying a lag factor to the Company's historical claims and administrative cost experience. The validity of the lag factor is evaluated periodically and revised if necessary.

COLLECTIVE BARGAINING AGREEMENTS: As of July 31, 2004, the Company was party to various collective bargaining agreements. Several of these collective bargaining agreements will expire during the last five months of 2004 and during 2005. Management does not expect the expiration and renegotiation of these agreements to have a significant impact on 2004 or 2005 results of operations.

NEW ACCOUNTING STANDARDS: In December 2004, the FASB issued SFAS No. 123R (Revised 2004), "Accounting for Stock Based Compensation" ("SFAS No. 123R"). SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R eliminates the alternative to use APB 25's intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. SFAS No. 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. A public entity will initially measure the cost of liability based service awards based on their current fair value; the fair value of those awards will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The provisions of SFAS No. 123R shall become effective for the Company in the third quarter of 2005 and will apply to all awards granted after June 30, 2005 and to awards modified, repurchased, or cancelled after that date. The Company is evaluating SFAS No. 123R and believes it may have a material effect on financial results of operations to the extent that any new stock options are granted after June 30, 2005.

In December 2003, the FASB issued revised Interpretation No. 46R, "Consolidation of Variable Interest Entities" ("FIN 46R"). FIN 46R provides guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, non-controlling interest, and results of operations of a VIE need to be included in a company's consolidated financial statements. FIN 46R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. Application of FIN 46R is required for interests in variable interest entities for years ending after December 15, 2003. The Company has determined that it has no variable interest entities. Application of FIN 46R is required for all other types of VIE's for periods ending after March 15, 2004. The application of FIN 46R had no effect on the Company's financial statements in 2004.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" that was previously stated in ARB No. 43, Chapter 4. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect SFAS No. 151 to have a material impact on the Company's financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67." This Statement amends SFAS No. 66, "Accounting for Sales of Real Estate," to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in American Institute of Certified Public Accountants ("AICPA") Statement of Position 04-2 ("SOP 04-2"), "Accounting for Real Estate Time-Sharing Transactions." This Statement also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state that the guidance for (a) incidental operations and
(b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. The Accounting Standards Executive Committee of the AICPA issued SOP 04-2 to address the diversity in practice caused by a lack of guidance specific to real estate time-sharing transactions. SFAS No. 152 and SOP No. 04-2 will improve the accounting and reporting of those transactions. The guidance is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The company currently does not participate in any real estate time-sharing transactions.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- an amendment of APB Opinion No. 29," to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The guidance is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect SFAS No. 153 to have a material impact on the company's financial condition or results of operations.

In December 2004, the FASB issued two FASB Staff Positions ("FSP") regarding the accounting implications of the American Jobs Creation Act of 2004 (the "Act"). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act also provides for a two-year phase-out of the existing extra-territorial income exclusion ("ETI") for foreign sales. Under the guidance in FSP No. FAS 109-1, "Application of FASB Statement 109, `Accounting for Income Taxes,' to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004," the deduction will be treated as a "special deduction" as described in FASB Statement No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date and is not expected to have an impact on the Company's effective tax rate until fiscal year 2005. FSP No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004," is effective for 2004 and is disclosed in Note (9) "Income Taxes."

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("MMA"), which introduced a Medicare prescription drug benefit, as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit, was enacted. In May 2004, the FASB issued FSP No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP FAS 106-2"), which supersedes FSP FAS 106-1 with the same title, which was issued in January 2004. FSP FAS 106-2 discusses certain accounting and disclosure issues raised by MMA and is effective in the third quarter of 2004 for the Company.

The Company has concluded that the prescription drug benefits provided under its postretirement plans are actuarially equivalent to the Medicare benefit as necessary to qualify for the subsidy. FSP FAS 106-2 provides two alternative methods of transition when adopted - retroactive to the date of enactment or prospective from the date of adoption. In the third quarter of 2004, the Company adopted FSP FAS 106-2 and elected the retroactive transition method. Application of FSP FAS 106-2 resulted in a $472 reduction in the accumulated postretirement benefit obligation and a $44 reduction in net periodic postretirement benefit costs. The Company does not expect the issuance of the final regulations to have a significant impact on these amounts.

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

(Subsequent to the periods reflected within the accompanying financial statement, Genlyte, through its wholly-owned subsidiaries, acquired the 32% minority interest owned by Thomas in GTG for a cash price of $386,500 plus 32% of GTG's earnings, less distributions to Thomas, from January 1, 2004 through the closing at July 31, 2004. The transaction was effective at the close of business on July 31, 2004. Refer to note (22) "Subsequent Events" for more information regarding this transaction. The accompanying financial statements do not reflect any adjustments related to this transaction.)

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

The LLC Agreement requires that GTG make the following distributions to the
Members:

    (i) a distribution to each Member, based on its percentage interest, for tax liabilities attributable to its participation as a Member of GTG based upon the effective tax rate of the Member having the highest tax rate; and

    (ii) subject to the provisions of Delaware law and the terms of the primary GTG credit facility, distributions (exclusive of the tax distributions set forth above) to each of the Members so that Thomas received at least an aggregate of $3,000 and Genlyte received at least an aggregate of $6,375 per year. As a result of Genlyte's acquisition of Thomas' 32% minority interest in GTG, there were no such distributions under the LLC Agreement in 2004. During 2003, GTG made distributions of $3,000 to Thomas and $6,375 to Genlyte. During 2002, GTG made distributions of $5,000 to Thomas and $10,625 to Genlyte.

Also under the terms of the LLC Agreement, at any time on or after January 31, 2002, Thomas has the right (a "Put Right"), but not the obligation, to require GTG to purchase all, but not less than all, of Thomas's 32% interest at the appraised value of such interest. The appraised value shall be the fair market value of GTG as a going concern, taking into account a control premium, and determined by an appraisal process to be undertaken by recognized investment banking firms chosen initially by the Members. If GTG cannot secure the necessary financing or consent with respect to Thomas's exercise of its Put Right, then Thomas has the right to cause GTG to be sold.

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

Also under the terms of the LLC Agreement, on or after the later to occur of (1) the final settlement or disposition of Genlyte's litigation with the Keene Corporation's Creditors Trust or (2) January 31, 2002, either Member has the right, but not the obligation, to offer to buy the other Member's interest (the "Offer Right"). If the Members cannot agree on the terms, then GTG shall be sold to the highest bidder. Either Member may participate in the bidding for the purchase of GTG. On July 8, 2004, disposition of Genlyte's litigation with the Keene Corporation's Creditors Trust was realized as the Trust informed Genlyte that it would not further appeal the case.

Complete details of the Put Right, Offer Right, and appraisal process can be found in the proxy statement pertaining to the formation of GTG, filed with the Securities and Exchange Commission by Genlyte on July 23, 1998.

(4) ACQUISITION OF NEW OXFORD AND USS MANUFACTURING IN 2004
On January 15, 2004 the Company acquired the assets of New Oxford Aluminum Company, a subsidiary of Lancaster Malleable Castings Company. The Company has continued operating this foundry in the purchased facility located in new Oxford, Pennsylvania. The New Oxford Aluminum Company had been a key supplier to the Company's Hadco division. Approximately 27% of its 2003 sales were to other divisions of the Company. The purchase price of $442 (including acquisition costs of $78) was funded from cash on hand.

On May 12, 2004, the Company acquired USS Manufacturing Inc. located in Renfrew, Ontario. USS Manufacturing is a specialist in tapered, fluted and round aluminum poles, brackets, standard and decorative arms for street and traffic lights, and flag poles. The purchase price of $3,099 was paid and recorded in the second quarter. Pursuant to the purchase agreement, an additional $32 working capital adjustment was paid and recorded in the third quarter. In addition, liabilities of $429 were assumed.

The New Oxford and USS Manufacturing acquisitions were accounted for using the purchase method of accounting. The determination of the excess of the purchase price over the fair market value of net assets acquired (goodwill) was $1,239 for USS Manufacturing, which was based on the purchase price allocation. While the company does not expect the amounts recorded as goodwill to change, the amounts could change as the purchase price allocation is finalized. Goodwill was not recorded for the New Oxford acquisition since the net assets acquired were greater than the purchase price. The operating results of New Oxford and USS Manufacturing have been included in the Company's consolidated financial statements since the dates of acquisition. The pro forma results and other disclosures required by SFAS No. 141, "Business Combinations," have not been presented because New Oxford and USS Manufacturing are not considered material acquisitions.

(5) ACQUISITION OF SHAKESPEARE IN 2003
--------------------------------------
On May 27, 2003, the Company acquired certain light pole assets of the Shakespeare Industrial Group with locations in Newberry, South Carolina and Largo, Florida (Shakespeare), a subsidiary of K2 Inc. based in Carlsbad, California. Shakespeare manufactures composite decorative, commercial, and utility light poles; transmission and distribution poles; crossarms; and other composite products. The purchase price of $20,350 (including costs of acquisition), plus the assumption of $1,752 of liabilities, was funded from cash on hand.

The Shakespeare acquisition was accounted for using the purchase method of accounting. The preliminary determination in 2003 of the fair market value of net assets acquired resulted in an indicated excess of the purchase price over the fair value of net assets acquired (goodwill) of $8,309. Upon finalization in 2004 of its valuations of intangible assets and property, plant, and equipment related to the acquisition, the Company reduced its previously recorded goodwill by $8,309, increased intangible assets by $5,014 and increased property, plant, and equipment by $3,295. The operating results of Shakespeare have been included in the Company's consolidated financial statements since the date of acquisition. The pro forma results and other disclosures required by SFAS No. 141, "Business Combinations," have not been presented because Shakespeare is not considered a material acquisition.

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

(7) GAIN ON SETTLEMENT OF PATENT LITIGATION
On August 29, 2003, GTG settled a patent infringement lawsuit filed in March 2000 against Acuity Brands, Inc. and its Lithonia Lighting Division. The United States District Court for the Western District of Kentucky in Louisville had ruled in January 2003 that Lithonia's plastic Insta-Lite product infringes GTG's Quicklight plastic recessed lighting fixture patent. Lithonia paid GTG $8,000 and also agreed to cease selling the infringing version of its plastic recessed lighting product as of the end of 2003. The impact of the settlement on the Company's 2003 operating profit was approximately $6,400, net of $1,600 of legal expenses.

(8) INCOME TAXES
The results of operations are included in the tax return of the Members, and, accordingly, no provision has been recognized by the Company for U.S. federal income taxes payable by the Members. The Company's foreign subsidiaries are taxable corporations, and current and deferred taxes are provided on their income. Foreign income before taxes was $14,254 for the seven months ended July 31, 2004 and was $21,872 and $20,418 for the years ended December 31, 2003 and 2002, respectively. The income tax provision also includes U.S. income taxes (primarily state income taxes) totaling $410 for the seven month ended July 31, 2004 and $680 and $781 for the years 2003 and 2002, respectively. Cash paid for income taxes, net of refunds, was $7,207 for the seven months ended July 31, 2004 and was $8,482 and $7,401 for the years 2003 and 2002, respectively.

The Company, for its foreign subsidiaries, provides for deferred income tax liabilities related to expense items recognized in different years for tax and financial reporting purposes. These timing differences are primarily the result of using the straight-line depreciation method for financial reporting versus using the accelerated method for tax return purposes. All deferred income liabilities are classified as non-current.

(9) GOODWILL AND OTHER INTANGIBLE ASSETS:
The changes in the net carrying amounts of goodwill by segment for the seven months ended July 31, 2004 and the year ended December 31, 2003 were as follows:


                                                                                               Industrial
                                                                                               ----------
                                                           Commercial         Residential      and Other         Total
                                                        ----------------    --------------     -----------    ------------
    Balance as of January 1, 2003                             $ 108,183       $ 21,718           $ 4,330       $ 134,231
    Acquisition of business (a)                                   8,309           -                 -              8,309
    Adjustments to goodwill acquired
        previously (b)                                            1,723          (117)              -              1,606
    Effect of exchange rate change on
        Canadian goodwill                                         6,295             26                65           6,386
                                                        ----------------    --------------     -----------    ------------
    Balance as of December 31, 2003                             124,510         21,627           $ 4,395       $ 150,532

    Acquisition of business (c)                                   1,239           -                 -              1,239
    Adjustments to goodwill acquired
        previously (d)                                            5,880          (135)               (5)           5,740
    Effect of exchange rate change on
        Canadian goodwill                                         (875)            (4)               (9)           (888)
                                                        ----------------    --------------     -----------    ------------
    Balance as of July 31, 2004                               $ 130,754        $21,488         $   4,381       $ 156,623
                                                        ================    ==============     ===========    ============

(a) The acquisition of Shakespeare Composite Structures added $8,309 to goodwill. See note (5) "Acquisition of Shakespeare in 2003."

(b) The majority of the adjustments to goodwill in 2003 resulted from the adjustment of the purchase price allocation of the acquisition of Vari-Lite
     Inc. See note (6) "Acquisition of Vari-Lite in 2002."


(c)  The USS Manufacturing acquisition in the second quarter of 2004 added
     $1,239 to goodwill. See note (4) "Acquisition of New Oxford and USS
     Manufacturing in 2004."

(d) Relates to the adjustment of the carrying amount of certain intangible assets related to prior acquisitions offset somewhat by the finalization of the Shakespeare Composite Structures purchase price allocation, the Company adjusted the carrying amount of certain property, plant, and equipment, intangible assets, and goodwill related to prior acquisitions.


Summarized information about the Company's other intangible assets follows:


                                                AS OF JULY 31, 2004                 As of December 31, 2003
                                         ---------------------------------    -------------------------------
                                             GROSS                                Gross
                                            CARRYING        ACCUMULATED         Carrying        Accumulated
                                             AMOUNT         AMORTIZATION          Amount        Amortization
                                         -------------    ----------------    ------------     --------------
    Amortized intangible assets:
    License agreements                          $ 283               $ 199        $ 12,783             $1,515
    Non-competition agreements                  1,050                  30          10,550              1,157
    Patents and other                           1,058                 370             938                359
                                         -------------    ----------------    ------------     --------------
    Total                                      $2,391               $ 599        $ 24,271            $ 3,031
                                         =============    ================    ============     ==============

    Unamortized intangible assets:
    License Agreements                         $4,619
    Trademarks                                  4,949                                  75
                                         -------------                        ------------
    Total                                     $ 9,568                               $  75
                                         =============                        ============


The decrease in amortized license agreements and non-competition agreements and the increase in unamortized license agreements and trademarks relate to the adjustment of the carrying amount of certain intangible assets related to prior acquisitions.

The Company amortizes the license agreements over their contractual lives of 2 and 3 years, the non-competition agreements over their contractual lives of 2 and 3 years, and patents and other over 5 to 15 years. Amortization expense for intangible assets (other than goodwill) was $541 for the seven months ended July 31, 2004 and was $1,079 and $851 for the years 2003 and 2002, respectively. Estimated amortization expense for intangible assets for the last five months of 2004 is $284 and the next five full years is $652 for 2005, $371 for 2006, $83 for 2007, $83 for 2008, and $83 for 2009.

During the periods presented, the Company acquired the following other intangible assets:


                                                AS OF JULY 31, 2004                 As of December 31, 2003
                                         ---------------------------------    -------------------------------
                                             GROSS                                 Gross
                                            CARRYING        WEIGHTED              Carrying         Weighted
                                             AMOUNT       AVERAGE LIFE              Amount        Average Life
                                         -------------    ----------------    ------------     --------------
    Amortized intangible assets:
    Profit in Backlog                        $ -                 -                   $137           0.3


(10) PRODUCT WARRANTIES
The Company offers a limited warranty that its products are free of defects in workmanship and materials. The specific terms and conditions vary somewhat by product line, but generally cover defects returned within one, two, three, or five years from date of shipment. The Company records warranty liabilities to cover the estimated future costs for repair or replacement of defective returned products as well as products that need to be repaired or replaced in the field after installation. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company's warranty liabilities, which are included in accrued expenses in the accompanying consolidated balance sheets, during the seven months ended July 31, 2004 and year ended December 31, 2003 were as follows:

                                                      JULY 31,      December 31,
                                                        2004             2003
                                                     ------------    -----------
         Balance, beginning of year                        $4,034        $1,883
         Additions applicable to businesses acquired           -          1,571
         Additions charged to expense                       4,055         8,303
         Deductions for repairs and replacements            5,337         7,723
                                                     ------------    -----------
         Balance, end of period                            $2,752       $ 4,034
                                                     ============    ===========

 (11) ACCRUED EXPENSES
Accrued expenses at July 31, 2004 and December 31, 2003 consisted of the following:

                                                JULY 31,          December 31,
                                                  2004               2003
                                               -------------    ---------------
         Employee related costs and benefits        $30,776            $32,952
         Advertising and sales promotion              9,213              8,869
         Income and other taxes payable               3,545              3,773
         Other accrued expenses                      30,030             25,362
                                               -------------    ---------------
         Total accrued expenses                     $73,564            $70,956
                                               =============    ===============

(12) LONG-TERM DEBT
Long-term debt at July 31, 2004 and December 31, 2003 consisted of the following:

                                                JULY 31,          December 31,
                                                  2004               2003
                                               -------------    ---------------
         Industrial revenue bonds                  $ 11,000           $ 11,000
         Capital leases and other                       322                474
                                               -------------    ---------------
         Total debt                                  11,322             11,474
         Less: current maturities                       250                284
                                               -------------    ---------------
         Total long-term debt                      $ 11,072           $ 11,190
                                               =============    ===============

On July 29, 2003, the Company entered into a $130,000 U.S. revolving credit facility and a $20,000 Canadian revolving credit facility with a syndicate of nine banks. These credit facilities, which mature on July 29, 2006, replaced a $150,000 revolving credit facility that matured on August 30, 2003. There were no borrowings under either credit facility as of July 31, 2004, however, the Company had outstanding $19,200 of letters of credit, which reduce the amount available to borrow under the facilities. Both facilities are unsecured.

The U.S. revolving credit facility bears interest at the election of the Company based upon either (1) the higher of the National City Bank prime rate or the federal funds rate plus 0.50%, or (2) the Eurodollar Rate (LIBOR) plus the "Eurodollar Margin" (a margin as determined by the Company's "Leverage Ratio" (total debt to EBITDA)). The Canadian revolving credit facility bears interest at the cost of funds determined by Bank One plus the Eurodollar Margin. Based upon the Company's Leverage Ratio as of July 31, 2004, the Eurodollar Margin would be 0.40% and the commitment fee on the unused portion of the facility would be 0.10%. Both facilities contain affirmative and negative covenants that are usual and customary for facilities of this nature, including limitations on the aggregate amount of additional indebtedness outstanding, a maximum Leverage Ratio, and a minimum interest coverage ratio. As of July 31, 2004, the Company was in compliance with all of the covenants. Under the most restrictive covenant, which is the maximum total debt ratio, the Company could incur approximately $437,000 in additional debt and still comply with the covenant.

The Company has $11,000 of variable rate demand Industrial Revenue Bonds that mature between 2009 and 2016. As of July 31, 2004, the weighted average interest rate on these bonds was 1.06%. These bonds are backed by the letters of credit mentioned above.

Interest expense totaled $1,093 for the seven months ended July 31, 2004 and totaled $1,485 and $1,869 for the years 2003 and 2002, respectively. These amounts were offset in the consolidated statements of income by interest income totaling $1,037 for the seven months ended July 31, 2004 and totaling $1,247 and $1,263 for the years 2003 and 2002, respectively. Cash paid for interest on debt was $88 for the seven months ended July 31, 2004 and was $433 and $1,406 for the years 2003 and 2002, respectively.

The annual maturities of long-term debt are summarized as follows:

         Five months ending 2004                            $          3
         Year ending 2005                                            254
         Year ending 2006                                             49
         Year ending 2007                                              6
         Year ending 2008                                              6
         Thereafter                                               11,004
                                                         ----------------
         Total debt                                         $     11,322
                                                         ================

On August 2, 2004, Genlyte and its subsidiaries amended and restated the former three-year credit facilities entered into on July 29, 2003, providing additional capacity that facilitated Genlyte's acquisition of Thomas' 32% investment in GTG. The amended credit facilities are discussed more fully in note (22) "Subsequent Events" .

(13) RETIREMENT PLANS
The Company has defined benefit plans that cover certain of its full-time employees. The plans provide defined benefits based on "years of service" for hourly employees and "years of service and final average salary" for salaried employees. The Company's policy for funded plans is to make contributions equal to or greater than the requirements prescribed by the Employee Retirement Income Security Act. Pension costs for all Company defined benefit plans are actuarially computed. The Company also has defined contribution plans, including those covering certain former Genlyte and Thomas employees.

The amounts included in the accompanying consolidated balance sheets for the U.S. and Canadian defined benefit plans, based on the funded status at July 31, 2004 and September 30, 2003 follow:


                                                       U.S. PLANS                CANADIAN PLANS
                                                       ----------                --------------
                                                JULY 31         December 31    JULY 31     December 31
                                                  2004           2003          2004           2003
                                               ---------------------------------------------------------
  CHANGE IN BENEFIT OBLIGATIONS
  Benefit obligations, beginning                 $ 108,227         $96,376       $8,626          $ 6,405
  Service cost                                       1,814           2,218          351              293
  Interest cost                                      5,208           6,180          433              480
  Benefits paid                                    (5,202)         (5,433)        (146)            (707)
  Plan amendments                                       22              -            -                -
  Member contributions                                   -              -            -                81
  Actuarial (gain) loss                            (1,029)           8,886        (348)              625
  Foreign currency exchange rate change                  -              -         (213)            1,449
                                               ---------------------------------------------------------
  Benefit obligations, ending                    $ 109,040       $ 108,227       $8.703          $ 8,626
                                               =========================================================


The accumulated benefit obligations for U.S. defined benefit plans as of July 31, 2004 and September 30, 2003 were $106,756 and $99,365, respectively. The accumulated benefit obligations for Canadian defined benefit plans as of July 31, 2004 and September 30, 2003 were $8,462 and $6,539, respectively.



                                                        U.S. PLANS                      CANADIAN PLANS
                                                        ----------                      --------------
                                                   JULY 31       December 31     JULY 31        December 31
                                                   2004            2003            2004            2003
                                               --------------------------------------------------------------
         CHANGE IN PLAN ASSETS
         Plan assets at fair value, beginning        $ 79,282       $ 69,055          $7,701         $ 5,495
         Actual gain on plan assets                    10,372         12,002             293             825
         Employer contributions                         1,823          3,658             378             739
         Member contributions                               -             -               -               81
         Benefits paid                                (5,202)        (5,433)           (146)           (707)
         Foreign currency exchange rate                     -             -            (191)           1,268
         change
                                               --------------------------------------------------------------
         Plan assets at fair value, ending           $ 86,275       $ 79,282          $8,035         $ 7,701
                                               ==============================================================


The asset allocation for the Company's U.S. and Canadian defined benefit plans as of July 31, 2004 and September 30, 2003, and the target allocation for 2005, by asset category, follow:



                                                                           U.S. PLANS
                                                         -----------------------------------------------
                                                             TARGET
                                                           ALLOCATION       PERCENTAGE OF PLAN ASSETS
                                                          -----------------------------------------------
                                                                           JULY 31       December 31
                                                              2005           2004            2003
                                                         -----------------------------------------------
         ASSET CATEGORY
         Equity securities                                          60%            61%            59.6%
         Debt securities                                            40%            39%            40.2%
         Cash                                                        0%             0%             0.2%
                                                         -----------------------------------------------
         Total                                                     100%           100%           100.0%
                                                         ===============================================


                                                                         CANADIAN PLANS
                                                         -----------------------------------------------
                                                             TARGET
                                                           ALLOCATION       PERCENTAGE OF PLAN ASSETS
                                                         -----------------------------------------------
                                                                            JULY 31       December 31
                                                              2005            2004            2003
                                                         -----------------------------------------------
         ASSET CATEGORY
         Equity securities - Canadian                               33%           32.1%           34.4%
         Equity securities - foreign                                25%           25.3%           23.1%
         Debt securities                                            37%           36.9%           37.8%
         Cash                                                        5%            5.7%            4.7%
                                                         -----------------------------------------------
         Total                                                     100%          100.0%          100.0%
                                                         ===============================================


Equity securities included no shares of Genlyte common stock at July 31, 2004 or December 31, 2003. Equity securities included Thomas common stock, equating to approximately 2% of total plan assets at July 31, 2004 and December 31, 2003.

The Company's investment philosophy is to earn a reasonable return without subjecting plan assets to undue risk. Three institutional investment management firms were engaged in the U.S. and one in Canada to manage plan assets, which are invested in high quality equity and debt securities. The Company's investment objective for U.S. plan assets is to exceed the return generated by an unmanaged index composed of the S&P 500 Stock Index and the Lehman Brothers Government/Corporate Bond Index in proportion to the target portfolio, while achieving a rate of return greater than the actuarially assumed rate. The Company's investment objective for Canadian plan assets is to provide superior real rates of return through income and capital appreciation by investing in equity securities of generally larger companies with above-average earnings growth and a diversified portfolio of Canadian debt securities. The targeted asset allocations provide reasonable assurance that the actuarially assumed rates of return can be achieved over a long period of time.

The Company expects to contribute approximately $4,500 to its U.S. defined benefit plans and $818 to its Canadian defined benefit plans during 2005. Contributions are expected to at least meet the current law minimum funding requirements.

The Company expects future benefit payments as follows:


                                 Five months ended                               Years Ended
                                    December 31,
                                        2004          2005      2006      2007     2008     2009    2010-2014    Total
--------------------------------------------------------------------------------------------------------------------------
US Plans expected future                    $ 376     $ 6,252   $ 6,457   $ 6,741  $ 7,033  $ 7,287    $ 40,245   $74,391
benefit payments
Canadian plans expected
benefit payments                            $ 334       $ 219     $ 220     $ 217    $ 252    $ 280     $ 2,892    $4,414


The funded status of the plans, reconciled to the amounts reported in the accompanying consolidated balance sheets as of July 31, 2004 and December 31, 2003 follow:


                                                                   U.S. PLANS                   CANADIAN PLANS
                                                                   ----------                   --------------
                                                              JULY 31    December 31          JULY 31       December 31
                                                              2004            2003            2004            2003
                                                         ---------------------------------------------------------------
         FUNDED STATUS OF THE PLANS
         Plan assets (less than) benefit obligations         $ (22,765)      $ (28,945)          $(668)         $ (925)
         Unrecognized transition obligation (asset)             -               -                  (17)            (19)
         Unrecognized actuarial loss                             20,277          27,626           2,043           2,302
         Unrecognized prior service cost                          1,931           2,181             530             278
         Contributions subsequent to                            -                   67                -             116
             measurement date
         Foreign currency exchange rate change                  -               -                     5             214
                                                         ---------------------------------------------------------------
         Net pension asset (liability)                       $     (557)     $      929         $  1,893       $  1,966
                                                         ===============================================================

         BALANCE SHEET ASSET (LIABILITY)
         Accrued pension (liability)                          $ (21,254)     $ (26,948)         $ (485)         $ (619)
         Prepaid pension cost                                      2,267          2,199             280             -
         Intangible asset                                          2,000          2,267             483             307
         Accumulated other comprehensive income                   16,430         23,411           1,615           2,278
                                                         ---------------------------------------------------------------
         Net asset recognized                                   $  (557)         $  929         $ 1,893          $1,966
                                                         ===============================================================

As of July 31, 2004 and September 30, 2003, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the U.S. defined benefit plans and Canadian defined benefit plans with projected benefit obligations or accumulated benefit obligations in excess of plan assets, were as follows:


                                                                  U.S. PLANS                  CANADIAN PLANS
                                                                  ----------                  --------------
                                                            JULY 31       December 31        JULY 31      December 31
                                                             2004            2003            2004             2003
                                                         --------------------------------------------------------------
         Projected benefit obligation                        $ 109,040       $ 101,544           $8,703         $ 8,626
         Accumulated benefit obligation                        106,756          99,365            8,462           6,539
         Plan assets at fair value                              86,275          72,350            8,035           7,701




                                                                                            U.S.PLANS
                                                                                            ---------
                                                                            JULY 31,      December 31,     December 31,
                                                                              2004            2003            2002
                                                                         -----------------------------------------------
         COMPONENTS OF NET PERIODIC BENEFIT COSTS
         Service cost                                                         $   1,814          $ 2,218        $ 1,783
         Interest cost                                                            5,208            6,180          6,066
         Expected return on plan assets                                         (5,310)          (5,830)        (6,424)
         Amortization of transition amounts                                       -                -                (8)
         Amortization of prior service cost                                         272              370            370
         Recognized actuarial loss (gain)                                         1,258            1,165            272
                                                                         -----------------------------------------------
         Net pension expense of defined benefit plans                             3,242            4,103          2,059
         Defined contribution plans                                               4,208            4,807          3,570
         Multi-employer plans for certain union employees                           169              222            180
                                                                         -----------------------------------------------
         Total benefit costs                                                  $   7,619          $ 9,132        $ 5,809
                                                                         ===============================================



                                                                                         CANADIAN PLANS
                                                                                         --------------
                                                                           JULY 31,      December 31,     December 31,
                                                                             2004            2003             2002
                                                                         -----------------------------------------------
         COMPONENTS OF NET PERIODIC BENEFIT COSTS
         Service cost                                                        $      351             $293            $185
         Interest cost                                                              433              480             403
         Expected return on plan assets                                           (474)            (490)           (448)
         Amortization of transition amounts                                         (3)              (4)             (3)
         Amortization of prior service cost                                          18               21              19
         Recognized actuarial loss (gain)                                            77               82               6
                                                                         -----------------------------------------------
         Net pension expense of defined benefit plans                               402              382             162
         Defined contribution plans                                                 551              616             419
                                                                         -----------------------------------------------
         Total benefit costs                                                 $      953             $998            $581
                                                                          ===============================================



                                                                   U.S. PLANS                      CANADIAN PLANS
                                                                   ----------                      --------------
                                                            JULY  31,      December 31,       JULY 31,   December 31,
                                                              2004            2003            2004            2003
                                                         ------------------------------------------------------------
         WEIGHTED AVERAGE ASSUMPTIONS
         Discount rate                                            6.10%           5.95%            6.10%          5.95%
         Rate of compensation increase                            3.00%           3.00%            3.00%          3.00%
         Expected return on plan assets                           8.50%           8.50%            8.50%          7.37%


To develop the expected long-term rate of return on plan assets assumptions, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolios.

(14) POSTRETIREMENT BENEFIT PLANS
The Company provides postretirement medical and life insurance benefits for certain retirees and employees, and accrues the cost of such benefits during the remaining expected lives of such retirees and the service lives of such employees.

The amounts included in the accompanying consolidated balance sheets for the postretirement benefit plans, based on the funded status at July 31, 2004, and September 30, 2003 follow:







                                                       JULY 31,    December 31,
                                                         2004          2003
                                                       -------------------------
         CHANGE IN BENEFIT OBLIGATIONS

         Benefit obligations, beginning                   $  6,218      $ 6,891
         Service cost                                           36           51
         Interest cost                                         256          380
         Plan amendments                                         -         (530)
         Benefits paid                                       (436)        (520)
         Actuarial (gain) loss                               (768)         (54)
                                                       -------------------------
         Benefit obligations, ending                      $  5,306      $ 6,218
                                                       =========================

                                                       JULY 31,    December 31,
                                                          2004          2003
                                                       -------------------------
         FUNDED STATUS OF THE PLANS
         Plan assets (less than) benefit obligations      $(5,306)      $(6,218)
         Unrecognized prior service cost                     (458)         (491)
         Unrecognized actuarial loss                         2,162         3,033
                                                       -------------------------
         Accrued liability                                $(3,602)      $(3,676)
                                                       =========================

         Employer contributions                           $    436      $   520
         Benefits paid                                    $  (436)      $  (520)



                                                               JULY 31,      December 31,     December 31,
                                                                  2004            2003            2002
                                                              --------------------------------------------
         COMPONENTS OF NET PERIODIC BENEFIT COSTS
         Service cost                                            $     36         $    51           $  53
         Interest cost                                                256             380             458
         Recognized prior service cost (credit)                      (33)            (39)              -
         Recognized actuarial loss                                    103             160             158
                                                              --------------------------------------------
          Net expense of postretirement plans                    $    362         $   552           $ 669
                                                              ============================================


The assumed discount rate used in measuring the obligations was 6.10% as of July 31, 2004 and 5.95% as of September 30, 2003. The assumed health care cost trend rate for 2004 was 11%, declining to 5.5% in 2013. A one-percentage-point increase (decrease) in the assumed health care cost trend rate for each year would increase (decrease) the obligation at July 31, 2004 by approximately $359 $(323), and the 2004 postretirement benefit expense by approximately $29 $(26).

The Company expects to contribute approximately $568 to its postretirement benefit plans during 2005.

The Company expects future benefit payments as follows:


                           Five months ended                                 Years Ended
                             December 31,
                                 2004               2005      2006     2007     2008      2009   2010-2014       Total
-----------------------------------------------------------------------------------------------------------------------
Expected benefit payments       $ 99               $ 568     $ 515   $ 522    $ 520     $ 510     $ 2,448      $5,182


(15) LEASE COMMITMENTS
The Company rents office space, equipment, and computers under non-cancelable operating leases, some of which include renewal options and/or escalation clauses. Rental expenses for operating leases totaled $4,647 for the seven months ended July 31, 2004 and totaled $7,472 and $7,883 for the years 2003 and 2002, respectively. Offsetting the rental expenses were sublease rentals totaling $159 for the seven months ended July 31, 2004 and totaling $294 and $354 for the years 2003 and 2002, respectively. One division of the Company also rents manufacturing and computer equipment and software under agreements that are classified as capital leases. Future required minimum lease payments are as follows:


                                                          Operating          Capital
                                                           Leases            Leases
                                                        --------------    --------------
         Five months ending December 31, 2004                 $ 3,093             $50
         Year ending 2005                                       6,444             152
         Year ending 2006                                       4,315              -
         Year ending 2007                                       2,994              -
         Year ending 2008                                       2,501              -
         Thereafter                                             6,775              -
                                                        --------------    --------------
         Total minimum lease payments                        $ 26,122             202
                                                        ==============
         Less amount representing interest                                         12
                                                                          --------------
         Present value of minimum lease payments                                 $190
                                                                          ==============


Total minimum lease payments on operating leases have not been reduced by minimum sublease rentals of $1,886 due in the future under non-cancelable subleases.

(16) CONTINGENCIES
In the normal course of business, the Company is a plaintiff in various lawsuits and is also subject to various legal claims which arise in the normal course of business, including being a defendant and/or being a potentially responsible party in, generally, patent, trademark, product liability, environmental and contract claims and litigation. Based on information currently available, it is the opinion of management that the ultimate resolution of pending and threatened claims against the Company will not have a material adverse effect on the financial condition or results of operations of the Company.

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

(17) STOCK OPTIONS
The purpose of the Genlyte 2003 Stock Option Plan is to enhance the profitability and value of GTG and Genlyte. Eligibility under this Plan shall be determined by the Compensation Committee of the Genlyte Board of Directors in its sole discretion. The Plan replaced the 1998 stock option plan, options under which are currently outstanding. The Plan provides that an aggregate of up to 2,000,000 shares of Genlyte common stock may be granted as incentive stock options or non-qualified stock options, provided that no options may be granted if the number of shares of Genlyte common stock that may be issued upon the exercise of outstanding options would exceed the lesser of 2,000,000 shares of Genlyte common stock or 10% of the issued and outstanding shares of Genlyte common stock.

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

Transactions under the 2003 and 1998 Stock Option Plans are summarized below:

                                                                 Weighted
                                                                  Average
                                                Number of     Exercise Price
                                                  Shares         Per Share
         --------------------------------------------------------------------
         Outstanding December 31, 2001               665,635     $21.93
                    Granted                          269,500      31.13
                    Exercised                      (228,860)      19.24
                    Canceled                        (27,050)      20.58
                                              -------------------------------
         Outstanding December 31, 2002               679,225      26.60
                    Granted                          254,350      27.49
                    Exercised                      (110,620)      21.48
                    Canceled                        (26,275)      25.75
                                              -------------------------------
         Outstanding December 31, 2003               796,680      27.62
                    GRANTED                          342,900      57.58
                    EXERCISED                      (104,025)      24.87
                    CANCELED                           (500)      27.20
                                              -------------------------------
         OUTSTANDING JULY 31, 2004                 1,035,055     $ 37.73
                                              ===============================

         Exercisable at End of Period
                    December 31, 2002                173,825       19.65
                    December 31, 2003                185,780       22.86
                    JULY 31, 2004                    305,255     $ 27.53


Additional information about stock options outstanding as of July 31, 2004 is summarized below:


                                                     Options Outstanding                   Options Exercisable
                                         ----------------------------------------------------------------------
                                                          Weighted
                                                          Average        Weighted                     Weighted
                                                         Remaining       Average                      Average
         Range of                         Number of     Contractual      Exercise     Number of       Exercise
         Exercise Prices                    Shares      Life (Years)      Price         Shares         Price
         ------------------------------------------------------------------------------------------------------
                $17.13 - 20.38                77,005       2.00          $ 19.32         77,005      $ 19.32
                 24.95 - 31.00               364,900       4.92            27.33        107,750        28.10
                 31.13 - 37.10               247,750       4.59            31.26        115,500        31.13
                 40.51 - 60.29               345,400       6.65            57.45          5,000        56.61
                                        -----------------------------------------------------------------------
                                           1,035,055       5.20          $ 37.73        305,255      $ 27.53
                                        =======================================================================


GTG accounts for these Genlyte stock options using the intrinsic value method of APB 25 and related interpretations. Because all options granted have had an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based compensation has been recognized. Pro forma information regarding net income, as if stock-based compensation cost had been determined using the fair value recognition provisions of SFAS No. 123, is provided in note (2) Summary of Significant Accounting Policies - Accounting for Stock-Based Compensation Costs Incurred by Investors. The weighted average fair values used in the calculations of stock-based compensation cost for options granted in 2004 through July 31, 2004 and for the years ended December 31, 2003 and 2002 were $17.61, $10.85 and $12.33, respectively.

The fair value of these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

                                            JULY 31,           December 31,
                                              2004         2003          2002
                                         -------------------------------------
         Risk-free interest rate               3.1%          4.1%          4.1%
         Expected life, in years               5.0           6.0           6.0
         Expected volatility                  28.1%         32.6%         32.6%
         Expected dividends                      -           -              -

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

(18) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) at July 31, 2004 and December 31, 2003 and 2002 consisted of the following:


                                                                    JULY 31       December 31     December 31
                                                                     2004            2003            2002
                                                                  ----------------------------------------------
         Minimum pension liability, after tax                        $ (17,295)      $ (24,920)        $(24,610)
         Foreign currency translation adjustments                        14,439          17,821         (2,355)
                                                                  ----------------------------------------------
         Total accumulated other comprehensive income (loss)          $ (2,856)       $ (7,099)        $(26,965)
                                                                  ==============================================

(19) RELATED-PARTY TRANSACTIONS
The Company in the normal course of business has transactions with Genlyte and Thomas. These transactions consist primarily of reimbursement for shared corporate headquarters expenses such as rent, office services, professional services, and shared personnel. In August 2002, Genlyte moved its corporate headquarters to a new office building, which eliminated the majority of the shared corporate headquarters expenses with Thomas. As of July 31, 2004, the only corporate headquarters expense shared with Thomas related to the rent for a shared warehouse. GTG and Genlyte continue to share corporate headquarters expenses. Also, the Company pays royalties to the Schreder Group, which is the minority interest holder in a joint venture with the Company's Lumec division.

In addition, while the distributions to Members discussed in note (3) "Formation of Genlyte Thomas Group LLC" are paid to Thomas entirely in cash, such distributions are not paid to Genlyte entirely in cash. Portions are still owed and have been recorded as related-party payables to Genlyte or Genlyte Canadian Holdings, LLC, a wholly-owned subsidiary of Genlyte. These payables bear interest at a rate of 1.91% at July 31, 2004.

Related-party receivables and payables at July 31, 2004 and December 31, 2003 consisted of the following:

         Related-party receivables:                   JULY 31        December 31
                                                        2004         2003
                                                     ---------------------------
         Receivable from Thomas                              $  6        $  175



         Related-party payables:                      JULY 31       December 31
                                                        2004         2003
                                                     ---------------------------
         Payable to Genlyte                                 $ 121       $ 6,108
         Payable to Genlyte Canadian Holdings, LLC             65        10,221
         Payable to the Schreder Group                         93           205
                                                     ---------------------------
             Total related-party payables                   $ 279       $16,534
                                                     ===========================

For the seven months ended July 31, 2004 and the years ended December 31, 2003 and 2002, the Company had the following related-party transactions:


                                                                   JULY 31      December 31      December 31
                                                                     2004           2003            2002
                                                                 ----------------------------------------------
         Payments from Genlyte for:
            Reimbursement of corporate headquarters expenses            $ 111           $ 121            $ 110
         Payments to Thomas for:
            Reimbursement of corporate expenses                             3               4              230
         Royalties payable to the Schreder Group                           93             205              181


(20) SEGMENT REPORTING
For management reporting and control, the Company's businesses are divided into three operating segments: Commercial, Residential, and Industrial and Other. Information regarding operating segments has been presented as required by SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." At July 31, 2004 the operating segments were comprised as follows:

The Commercial segment includes those products that are marketed and sold to commercial construction lighting customers including: retail, office, hospitality, school, institutional, healthcare, etc. These customers are similar in that they follow similar market drivers and utilize similar lighting products and distribution processes.

The Residential segment includes those products that are marketed and sold to residential construction lighting customers including: single family homes, multi-family homes, and apartment buildings. These customers are similar in that they follow similar market drivers and utilize similar lighting products and distribution processes. These customers are differentiated from the Commercial segment, due to the type of products, the basic nature of the distribution process, and their end-user markets.

The Industrial and Other segment includes those products that are marketed and sold to industrial construction lighting customers including: factories, warehouses, etc. These customers are similar in that they follow similar market drivers and utilize similar lighting products and distribution processes. These customers are differentiated from the Commercial and Residential segments, due to the type of products and the basic nature of the distribution process.

Inter-segment sales are eliminated in consolidation and therefore not presented in the table below. Corporate assets and expenses are allocated to the segments. Information about the Company's operating segments as of and for the seven months ended July 31, 2004 and the years ended December 31, 2003 and 2002 follows:


                                                                                           Industrial
         SEVEN MONTHS ENDED JULY 31, 2004                   Commercial    Residential      and Other           Total
                                                        ----------------------------------------------------------------
         Net sales                                            $ 503,869        $ 84,902        $ 83,587       $ 672,358
         Operating profit                                        46,065           9,985           7,685          63,735
         Assets                                                 579,116         103,834          80,231         763,181
         Depreciation and amortization                           11,173           2,134           1,995          15,302
         Expenditures for plant and equipment                    10,678           2,184           1,838          14,700

         Year Ended December 31, 2003
         Net sales                                             $772,888        $129,488       $ 131,523      $1,033,899
         Operating profit                                        78,223          18,080          12,814         109,117
         Assets                                                 554,787          95,155          82,829         732,771
         Depreciation and amortization                           18,016           2,760           3,431          24,207
         Expenditures for plant and equipment                    13,103           2,220           2,236          17,559

         Year Ended December 31, 2002
         Net sales                                             $710,168        $132,378       $ 127,758       $ 970,304
         Operating profit                                        71,586          16,320          11,384          99,290


         Assets                                                 495,075          97,138          80,768         672,981
         Depreciation and amortization                           16,882           2,862           3,425          23,169
         Expenditures for plant and equipment                    13,396           1,787           3,729          18,912


(21) GEOGRAPHICAL INFORMATION
The Company has operations throughout North America. Foreign net sales are all from Canadian operations. Foreign long-lived assets are primarily in Canada, with a minor amount in Mexico. Information about the Company's operations by geographical area as of for the seven months ended July 31, 2004 and the years ended December 31, 2003 and 2002 follows:


         Seven Months Ended July 31, 2004                         U.S.          Foreign        Total
                                                        ------------------------------------------------
         Net sales                                            $ 569,717       $ 102,641       $ 672,358
         Operating profit                                        49,553          14,182          63,735
         Long-lived assets                                      222,326          63,161         285,487

         Year Ended December 31, 2003
         Net sales                                             $858,940        $174,959      $1,033,899
         Operating profit                                        86,238          22,879         109,117
         Long-lived assets                                      224,725          63,774         288,499

         Year Ended December 31, 2002
         Net sales                                             $814,219        $156,085       $ 970,304
         Operating profit                                        78,288          21,002          99,290
         Long-lived assets                                      213,843          54,000         267,843


(22) SUBSEQUENT EVENTS
ACQUISITION OF 32% MINORITY INTEREST IN GTG IN 2004
At the close of business on July 31, 2004, Genlyte, through its wholly-owned subsidiaries, acquired the 32% minority interest owned by Thomas in GTG for a cash price of $386,500 plus 32% of GTG's earnings, less distributions to Thomas, from January 1, 2004 through the closing at July 31, 2004. The transaction was structured as an asset purchase of various interests owned by Thomas and certain of its subsidiary entities. The purchase price was approximately $402,081, including $1,179 of acquisition related costs. The purchase price was determined through arm's length negotiations between Genlyte and Thomas.

LONG-TERM DEBT
On August 2, 2004, Genlyte and its subsidiaries amended and restated the former three-year credit facilities entered into on July 29, 2003, providing additional capacity that facilitated Genlyte's acquisition of Thomas' 32% investment in GTG. The amended facilities consist of a $180,000 U.S. revolving credit facility and a $20,000 Canadian revolving credit facility with a syndicate of eleven banks and now mature on July 31, 2009. In addition, under the same agreement, the Company entered into a $100,000 U.S. term loan that is payable in five equal installments of $20,000, expiring on July 31, 2009. According to this agreement, 65% of the capital stock of certain foreign subsidiaries is pledged. As of December 31, 2004, total borrowings were $45,000 under the U.S. credit facility, zero under the Canadian credit facility, and $95,000 under the term loan. In addition, as of December 31, 2004, the Company had outstanding $19,770 of letters of credit, which are subject to a fee of 0.875% and reduce the amount available to borrow under the U.S. facility. The letters of credit serve to guarantee the industrial revenue bonds as well as insurance reserves.

On August 2, 2004, the Company and its newly formed, wholly-owned subsidiary, Genlyte Receivables Corporation, entered into a U.S. asset backed securitization ("ABS") agreement for $100,000 "on balance sheet" financing, which matures on July 31, 2005 and is renewable for two additional years. GTG trade accounts receivable are sold to Genlyte Receivables Corporation, a bankruptcy-remote entity.

On August 2, 2004, the Company entered into interest rate swap contracts designated as cash flow hedges to provide fixed rate interest of approximately 3.0% on $100,000 for two years and 3.4% on $80,000 for three years.

FASB STAFF POSITION NO. FAS 106-2
On January 21, 2005, the Centers for Medicare and Medicaid Services released the final regulations implementing the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 ("the Act"). To encourage employers to retain or provide postretirement prescription-drug benefits for their Medicare-eligible retirees, the Act federally subsidizes employers that sponsor postretirement benefit plans under which retirees receive prescription-drug benefits that are "actuarially equivalent" to the prescription-drug benefits provided under Medicare.

                 (This page has been left blank intentionally.)