Form 10-K/A
period 2004-12-31
THOMAS INDUSTRIES INC
filed 2005-04-19
CIK 97886

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-K/A
                                Amendment No. 1

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

Explanatory Note: This Amendment No. 1 has been filed to provide the information required by Part III.

                                    PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

a.  Directors of the Company

     The following table sets forth certain information with respect to our directors:

NAME, AGE AND YEAR
FIRST ELECTED DIRECTOR             PRINCIPAL OCCUPATION AND OTHER INFORMATION
----------------------             ------------------------------------------

H. Joseph Ferguson                 Founded Ferguson, Wellman Capital Management in 1975 (registered investment advisers).
Age 71  1989                       Retired as a director of Ferguson Wellman on December 31, 1997, and was President of
                                   Ferguson Wellman until 1993.

Wallace H. Dunbar                  Chairman of the Board of Americo Group (vinyl and fabric lamination) for more than five
Age 73  1991                       years. Mr. Dunbar previously served as a director of the Corporation from 1968 to 1979.

William M. Jordan                  Retired President and Chief Operating Officer of Flowserve Corp. (manufacturer of pumps
Age 61  1995                       and related products). President and Chief Operating Officer of Flowserve Corp. from
                                   August 1997 to November 1998, and prior thereto Chairman, President, and Chief Executive
                                   Officer of The Duriron Corporation, Inc.

Timothy C. Brown                   President and Chief Executive Officer of the Corporation since February 1992 and Chairman
Age 54  1989                       of the Board since April 1995.

Franklin J. Lunding, Jr.           Attorney in private practice for more than five years.  Chairman of the Board, President,
Age 66  1972                       and Chief Executive Officer of BioCatalyst Resources, Inc., and its wholly owned subsidiary, Prozyme Products, Ltd. (manufacturer and distributor of enzyme-based food supplements).

Anthony A. Massaro                 Retired President, Chief Executive Officer and Chairman of the Board of Lincoln Electric
Age 61  1997                       Holdings, Inc. (manufacturer of arc welding products).  Director of Commercial
                                   Metals, Inc. and PNC Financial Services Group.

George H. Walls, Jr.               Retired in January 2005 as Chief Deputy for the North Carolina Office of the State
Age 62  2003                       Auditor, a position held since 2000. Special Assistant to the Chancellor and Assistant
                                   Secretary to the Board of Trustees of North Carolina Central University from 1993-2000.
                                   Prior to that Mr. Walls served as an officer of the U.S. Marine Corp for 28 years, attaining the rank of brigadier general. Director of Lincoln Electric Holdings, Inc.


b.  Executive Officers of the Registrant

Reference is made to "Executive Officers of the Registrant" in Part 1, ITEM 1.f.

c.  Audit Committee Financial Expert

The Company had determined that Wallace H. Dunbar, Chairman of the Audit Committee of the Board of Directors, qualifies as an "audit committee financial expert" as defined in Item 401(h) of Regulation S-K, and that Mr. Dunbar is "independent" as the term is used in Item 7 (d) (3) (iv) of Schedule 14A under the Securities Exchange Act. The members of the Audit Committee are Messrs. Dunbar, Jordan, Lunding, Massaro and Walls. All Audit Committee members have been determined to be independent under the rules of the SEC and the New York Stock Exchange.

d.  Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that certain of the Corporation's officers and directors, and persons who own more than ten percent of the Corporation's outstanding stock, file reports of ownership and changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange. During 2004, to the knowledge of the Corporation, all Section 16(a) filing requirements applicable to its officers, directors, and greater than ten percent beneficial owners were complied with, except for Mr. Peter H. Bissinger, Mr. James J. Kregel, Mr. Phillip J. Stuecker, and Mr. Roger P. Whitton, officers of the Corporation who were each late in filing one Form 4 reporting the December 6, 2004 grant of stock options.

e.  Code of Business Conduct

The Company has adopted a Corporate Compliance and Code of Ethics Policy applicable to all employees. This code is applicable to Senior Financial Executives including the principal executive officer, principal financial officer and principal accounting officer of the Company. The Company's Corporate Compliance and Code of Ethics Policy is available on the Company's web site at www.thomasind.com under "Corporate Governance." The Company intends to post on its web site any amendments to, or waivers from its Corporate Governance Guidelines and its Corporate Compliance and Code of Ethics Policy applicable to Senior Financial Executives. The Company will provide shareholders with a copy of its Corporate Compliance and Code of Ethics Policy, without charge, upon written request directed to the Company's Secretary at the Company's address.

f.  NYSE Disclosures

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

ITEM 11.  EXECUTIVE COMPENSATION

     The following table presents summary information concerning compensation awarded, or paid to, or earned by, the Chief Executive Officer and each of the other executive officers at December 31, 2004, during each of the last three fiscal years for services rendered to the Corporation and its subsidiaries.

                                                      SUMMARY COMPENSATION TABLE

                                                   ANNUAL COMPENSATION              LONG TERM COMPENSATION(3)
                                                   -------------------              -------------------------
                                                                                       AWARDS       PAYOUTS
                                                                                       ------       -------
                                                                                       SECURITIES   LONG-TERM
                                                                     OTHER ANNUAL      UNDERLYING   INCENTIVE       ALL OTHER
                                                                     COMPENSATION         OPTIONS        PLAN    COMPENSATION
NAME AND PRINCIPAL POSITION     YEAR     SALARY($)      BONUS($)(1)     ($)(2)             (#)(4)      ($)(5)          ($)(6)
----------------------------    ----     ---------      -----------     ------             ------      ------          ------
Timothy C. Brown
President, Chief Executive      2004      $475,000         $480,000        --                   --    $265,799        $111,979
  Officer and Chairman of the   2003       460,000          143,974        --               21,700     214,099          69,782
  Board                         2002       425,000          255,000        --               35,000     180,044          77,078

Dieter W. Rietschle (7)(8)      2004      $424,122          $86,798        --                   --          --              --
General Manager, TIWR Holding   2003       383,628           78,850        --                   --          --              --
  GmbH & Co. KG                 2002       117,783           24,538        --                   --          --              --

Peter H. Bissinger (7)          2004      $314,269         $371,636        --                3,500     $17,720        $331,528
Vice President, General         2003       285,491          337,604        --                3,765      17,220         222,659
  Manager, European Group       2002       193,124          325,630        --                4,200      13,850          96,331

Phillip J. Stuecker
Vice President of Finance,      2004      $235,000         $193,852        --                7,500     $66,450         $27,559
  Chief Financial Officer,      2003       228,000           45,571        --                8,095      58,547          25,932
  and Secretary                 2002       220,000           92,400        --               11,430      47,088          31,328

James J. Kregel (9)
Vice President, General         2004      $190,000         $100,000        --                5,100      $6,627         $20,810
  Manager, North American       2003       165,000           37,836        --                2,065          --          17,429
  Group                         2002       130,695           38,369        --                4,825          --          12,117

-----------------

(1) Represents bonuses paid under the Key Employee Bonus Plan.

(2) The named executive officers received certain perquisites in 2002, 2003, and 2004, the amount of which did not exceed the lesser of $50,000, or 10 percent of any such officer's salary and bonus.

(3) No restricted stock was granted to any of the named executive officers in 2002, 2003, or 2004; and no shares of restricted stock were held by any of the named executive officers as of the end of 2004.

(4) Represents stock options awarded in 2004 and 2002, and cash only stock appreciation rights awarded in 2003 under the
Corporation's incentive stock plans.

(5) Represents December 31 market value of shares earned and certified by the Compensation Committee under Long-Term
Incentive Plan awards for the previous three-year period.

(6) All Other Compensation represents amounts contributed or accrued for Messrs. Brown, Stuecker and Kregel under the
Corporation's Retirement Savings and Investment Plan and Supplemental Profit Sharing Plan of $46,766, $18,989, and
$14,660, respectively, a 401(k) matching contribution of $6,150 for Messrs. Brown, Stuecker and Kregel and, a
contribution of $59,063 for Mr. Brown and $2,420 for Mr. Stuecker under the Corporation's Supplemental Executive
Retirement Plan. Other compensation for Mr. Bissinger represents an amount accrued for Mr. Bissinger under an unfunded defined contribution plan.


(7) Salary, bonus, and all other compensation are converted using the average exchange rate of 1.2471 for 2004, 1.1329 for 2003, and .9438 for 2002 for euros and the average exchange rate of 1.6398 for 2003 and 1.5033 for 2002 for British pounds.

(8) Mr. Rietschle was appointed as a general manager of TIWR Holding GmbH & Co. KG effective August 30, 2002.

(9) Mr. Kregel was appointed Vice President, General Manager, North American Group effective April 17, 2003.


     The following tables present certain additional information concerning stock options granted to the named executive officers during 2004 and the value of options held by such officers at fiscal year end.

                                               STOCK OPTIONS GRANTED IN LAST FISCAL YEAR

                                                                                                  POTENTIAL REALIZABLE VALUE
                                                                                                  AT ASSUMED ANNUAL RATES OF
                                                                                                   STOCK PRICE APPRECIATION
                                        INDIVIDUAL GRANTS                                             FOR OPTION TERM(3)
                                        -----------------                                             ------------------\
                                              % OF TOTAL OPTIONS
                        NUMBER OF SECURITIES          GRANTED TO     EXERCISE OR
                          UNDERLYING OPTIONS        EMPLOYEES IN      BASE PRICE
NAME                           GRANTED(#)(1)          FISCAL YEAR       ($/SH)(2) EXPIRATION DATE           5%            10%
----                           --------------         -----------       --------- ---------------           --            ---
Timothy C. Brown.......                   --                   --              --              --           --             --
Dieter W. Rietschle....                   --                   --              --              --           --             --
Peter H. Bissinger.....                3,500                 2.4%       $38.99/sh         12/6/14     $ 85,973       $216,979
Phillip J. Stuecker....                7,500                 5.2        $38.99/sh         12/6/14      184,228        464,956
James J. Kregel........                5,100                 3.5        $38.99/sh         12/6/14      125,275        316,170

-----------------

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

(3) The amounts shown under these columns are the result of calculations at 5 percent and 10 percent annual rates over the ten-year term of the options as required by the Securities and Exchange Commission and are not intended to forecast future appreciation of the stock price of the Corporation's common stock. The actual value, if any, an executive officer may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised.


     The following table sets forth information with respect to the named executive officers concerning exercise of options during the last fiscal year and unexercised options held as of the end of this fiscal year:

                                            AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                                 AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                     NUMBER OF SECURITIES
                                                                    UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                                                       OPTIONS AND SAR'S         IN-THE-MONEY OPTIONS AND
                                                                         AT FY-END (#)             SAR'S AT FY-END ($)(2)
                                                                         -------------             ----------------------
                                     SHARES
                                ACQUIRED ON
                                   EXERCISE               VALUE
NAME                                    (#)      REALIZED ($)(1)   EXERCISABLE   UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
----                                    ---      ---------------   -----------   -------------    -----------   -------------
Timothy C. Brown.............        45,000           $1,101,732       305,375          77,325     $6,498,187        $913,102
Dieter W. Rietschle..........            --                   --            --              --             --              --
Peter H. Bissinger...........         7,500              222,025        37,350          14,015        796,294         121,373
Phillip J. Stuecker..........        15,000              367,233        83,957          32,368      1,790,532         289,571
James J. Kregel..............            --                   --        20,306          13,009        426,060          97,242

-----------------

(1) Represents the difference between the closing price of the Corporation's common stock on the date of exercise and the exercise price of the option.

(2) Based on the market value of the Corporation's common stock on December 31, 2004.


     The following table presents information concerning performance share awards granted to the named executive officers during 2004 under the Corporation's 1995 Amended and Restated Incentive Stock Plan.

                                          LONG-TERM INCENTIVE PLAN AWARDS IN LAST FISCAL YEAR

                                                                                                          ESTIMATED FUTURE
                                                                                                            PAYOUTS UNDER
                                                                                                          NON-STOCK PRICE-
                                                                                                             BASED PLANS
                                                                                                             -----------
                                                                             NUMBER OF     PERFORMANCE
                                                                           PERFORMANCE    PERIOD UNTIL      TARGET    MAXIMUM
NAME                                                                         SHARES (#)      MATURATION        (#)        (#)
----                                                                         ----------      ----------        ---        ---
Timothy C. Brown......................................................           10,000        12/31/07     10,000     15,000
Dieter W. Rietschle...................................................               -               --         --         --
Peter H. Bissinger....................................................              400        12/31/07        400        600
Phillip J. Stuecker...................................................            2,500        12/31/07      2,500      3,750
James J. Kregel.......................................................            2,000        12/31/07      2,000      3,000


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

OTHER COMPENSATION ARRANGEMENTS

     The Corporation entered into agreements ("Change of Control Agreements") with Messrs. Brown and Stuecker effective October 1, 1988. The Change of Control Agreements provide for continued employment of the respective officer by the Corporation for a period of two years following a "change of control" (as defined) on an equivalent basis to employment immediately before the change of control. If the employee is terminated other than for "cause" (as defined) or if the employee terminates his employment for "good reason" (as defined) after a change of control of the Corporation, each agreement provides for (a) payment of the employee's "highest base salary" (as defined) and prorated annual bonus through the date of termination, (b) payment of the present value of the employee's highest base salary (plus an annual bonus) for a period of three years, (c) payment of any compensation previously deferred, (d) payment of the present value of three annual payments, each equal to the "average annual contribution" (as defined) by the Corporation for the benefit of the employee to all the Corporation's retirement plans, and (e) the continuation of benefits to the employee and/or the employee's family provided in connection with the Corporation's medical and life insurance policies for a period of three years. If it is determined that any payment made pursuant to these agreements would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"), the respective employee would be entitled to receive additional payments so that the employee would be in the same after-tax position as if no excise tax were imposed. The Change of Control Agreements also provide that an employee will be reimbursed for any legal expenses incurred in litigating his rights under the agreement. Subject to earlier termination as a result of death, disability, retirement, or termination of employment (unrelated to a change of control), these agreements have three-year terms, automatically extending for an additional one-year term from October 1 of each year unless the Corporation terminates the extension upon sixty days' prior notice.

     In conjunction with the Change of Control Agreements, the Corporation entered into an agreement with National City Trust Corporation establishing a trust to provide in whole, or in part, for the payment of the benefits payable under the Change of Control Agreements. The Corporation, at the direction of the board of directors, may contribute to the trust such sums of money or other property as it from time to time deems appropriate to meet its obligations under the Change of Control Agreements.

     In addition, options for a total of 308,460 shares and SAR's for a total of 97,730 shares of common stock granted under the Corporation's incentive stock plans and presently outstanding as of March 10, 2005 (but not currently exercisable) will become immediately exercisable in the event of a change of control of the Corporation.

     The board of directors adopted a Severance Pay Policy, effective October 1, 1988, for all full-time North American officers of the Corporation. If an officer is involuntarily terminated by the Corporation (other than for misconduct), upon the execution by such officer of a waiver and release of all claims against the Corporation, he or she will receive severance pay equal to one-half month's compensation (at the pay rate in effect at the date of the termination) for each year of continuous full-time employment with the Corporation. Severance pay under the Policy is subject to a minimum payment equal to one month's compensation and a maximum payment equal to one year's compensation and will be payable in installments. Any installments outstanding at the time the subject individual begins new employment or self-employment will be waived automatically under the terms of the Policy. In addition, an officer shall be entitled to a "non-compete lump sum" equal to the severance pay described above if the terminated officer executes a one year Non-Compete Agreement. This non-compete lump sum is payable one year after the date of involuntary termination provided the terminated officer remains in compliance with the Non-Compete Agreement.

     An officer who, within the scope of this Severance Pay Policy, voluntarily terminates employment with the Corporation shall be entitled to a maximum of one month's severance pay. If the Corporation, a division, or subsidiary of the Corporation is sold by the Corporation, no officer shall be deemed terminated because of such sale and there shall be no entitlement to severance pay pursuant to this Severance Pay Policy.

     Effective in 1997, the Corporation entered into an employment agreement with Mr. Brown by which he will be employed as President and Chief Executive Officer of the Corporation. The term of the Agreement will be extended automatically at the end of each day for an additional day so that the remaining term of the Agreement will be three years, provided that such automatic extension may be terminated by the board of directors. This agreement provides for a minimum base salary of $390,000 for the years 2000 and thereafter. It also makes Mr. Brown eligible for (i) annual target bonuses of not less than sixty percent of his salary, (provided, however, that Mr. Brown has agreed to an annual target bonus for 2003 of approximately 57% of his salary and an annual target bonus for 2004 and 2005 of approximately 58% of his salary) and (ii) participation in the Corporation's 1995 Incentive Stock Plan and awards of stock options and performance shares as determined from time to time by the Compensation Committee. The agreement may be terminated by the Corporation at any time for cause as defined in the Change of Control Agreements referred to above. If Mr. Brown's employment is terminated by the Corporation without cause, the Corporation will be obligated to (i) pay Mr. Brown his base salary for a 36-month period from the date of termination, (ii) provide Mr. Brown with health and life insurance coverage to which he would otherwise have been entitled, and
(iii) pay Mr. Brown a lump sum distribution equal to the present value of three annual contributions to the Corporation's retirement plan. In the event of a change of control, the provisions of the Change of Control Agreements referred to above supersede the provisions of the employment agreement.

     Effective August 30, 2002, the Corporation entered into an agreement with Mr. Rietschle whereby he was appointed General Manager of TIWR Holding GmbH & Co. KG. The agreement expired on December 31, 2004, but will be automatically extended for one year periods unless notice of termination is provided six months prior to the expiration date. Mr. Rietschle will be entitled to an annual salary of 232,000 euro ($316,054 based on actual year-end exchange rate), as well as an annual bonus of up to thirty percent (30%) of his salary. Effective January 1, 2004, Mr. Rietschle's Agreement was amended to include additional salary of 108,087 euro ($147,247 based on actual year end exchange rate) to be paid by TIWR Holding GmbH & Co. KG for services as Managing Director of various subsidiaries of TIWR Holding GmbH & Co. KG. In 2002 and 2003, Mr. Rietschle received additional remuneration directly from various subsidiaries of TIWR Holding GmbH & Co. KG for which he provided services, all of which is included in the summary compensation table.

     Effective January 1, 2003, the Corporation entered into an agreement with Mr. Bissinger whereby he was appointed Managing Director of TIWR Holding GmbH & Co. KG. The contract may be terminated no earlier than December 31, 2005, and a notice period of 6 months from the end of the calendar year must be provided. Mr. Bissinger will be entitled to an annual base salary of 252,000 Euro ($343,300 based on actual year-end exchange rate), as well as a guaranteed bonus of 298,000 Euro ($405,965 based on actual year-end exchange rate), payable by February 1 of the following year. Mr. Bissinger will also be eligible for participation in the Corporation's 1995 Amended and Restated Incentive Stock Plan and awards of stock options and performance shares as determined from time to time by the Compensation Committee.

                             DIRECTOR COMPENSATION

         Directors who are committee chairmen (except for directors who are employees of the Corporation) currently receive a fee of $28,000 per year, and all other directors (except for directors who are employees of the Corporation) receive a fee of $24,000 per year. In addition, all directors (except for directors who are employees of the Corporation) receive $1,000 for attendance at each board of directors meeting, committee meeting, special management meeting, if any, and annual meeting of shareholders, plus expenses for attendance. In addition, pursuant to the Corporation's Amended and Restated 1995 Incentive Stock Plan, each non-employee director receives, on the date of each annual meeting, 3,000 nonqualified stock options or 3,000 Cash-Only Stock Appreciation Rights. The Amended and Restated 1995 Incentive Stock Plan permits directors to elect to receive their annual retainer and meeting fees in shares of common stock.

         Any director elected prior to 1995 terminating his membership on the board of directors after at least one year of service thereon is eligible to receive an annual retainer fee for three years following termination of board membership. Any new director elected to the board after 1994 is entitled to receive a benefit equal to one year's retainer fee for each three years served on the board of directors, up to a maximum of a three-year benefit. This fee is equal to the fee such director received as an active member of the board prior to termination.

                        COMPENSATION COMMITTEE INTERLOCKS
                            AND INSIDER PARTICIPATION

     During 2004, no executive officer of the Corporation served on the board of directors or compensation committee of any other corporation with respect to which any member of the Compensation Committee was engaged as an executive officer. No member of the Compensation Committee was an officer or employee of the Corporation during 2004, and no member of the Compensation Committee was formerly an officer of the Corporation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                        SECURITIES BENEFICIALLY OWNED BY
                      PRINCIPAL SHAREHOLDERS AND MANAGEMENT

     Set forth in the following table are the beneficial holdings (and the percentages of outstanding shares represented by such beneficial holdings) as of March 10, 2005, except as otherwise noted, of (i) each person (including any "group" as defined in Section 13(d)(3) of the Securities Exchange Act of 1934 (the "Exchange Act")) known by the Corporation to own beneficially more than 5 percent of its outstanding common stock, (ii) directors and nominees, (iii) the executive officers named in the Summary Compensation Table who are not directors, and (iv) all executive officers, directors, and nominees as a group.

     Under Rule 13d-3 of the Exchange Act, persons who have the power to vote or dispose of common stock of the Corporation, either alone or jointly with others, are deemed to be beneficial owners of such common stock. Because the voting or dispositive power of certain stock listed in the following table is shared, the same securities in such cases are listed opposite more than one name in the table. The total number of shares of common stock of the Corporation listed in the table, after elimination of such duplication, is 7,944,331, (44.50 percent of the outstanding common stock).

                                                                             NUMBER OF SHARES
                                                                               AND NATURE OF
              NAME                                                         BENEFICIAL OWNERSHIP   PERCENT OF CLASS
              ----                                                         --------------------   ----------------

          (i) Gabelli Group.................................................       3,471,454(1)             19.44%
              One Corporate Center
              Rye, NY  10580

              T. Rowe Price Associates, Inc. ...............................       1,640,500(2)               9.18
              100 E. Pratt Street
              Baltimore, MD 21202

              Werner Rietschle Holding GmbH.................................       1,800,000(3)              10.08
              Grienmatt 79650, Schopfheim, Germany

         (ii) Timothy C. Brown..............................................      453,322(4)(6)               2.54

              Wallace H. Dunbar.............................................         257,605(7)               1.44

              H. Joseph Ferguson............................................       34,880(5)(8)                  *

              William M. Jordan.............................................       42,092(5)(8)                  *

              Franklin J. Lunding, Jr.......................................       25,014(5)(8)                  *

              Anthony A. Massaro............................................       38,076(5)(8)                  *

              George H. Walls, Jr...........................................                 --                 --

        (iii) Dieter W. Rietschle...........................................    1,800,000(3)(9)              10.08

              Peter H. Bissinger............................................          56,842(6)                  *

              Phillip J. Stuecker...........................................         142,807(6)                  *

              James J. Kregel...............................................          25,029(6)                  *

         (iv) All Executive Officers, Directors, and Nominees as a Group
              (11 people)...................................................2,832,377(5)(6)(10)              15.87

-----------------

*        Less than 1.0%


(1) Based on an amendment to Schedule 13D filed by certain reporting persons (the "Gabelli Group") with the Securities and Exchange Commission dated November 12, 2004. One of the members of the Gabelli Group, GAMCO Investors, Inc., beneficially owns 2,876,454 shares, representing 16.11% of the outstanding common stock. GAMCO Investors, Inc. has sole voting power with respect to 2,782,654 of such shares. The other reporting persons included in this group are Gabelli
Funds, LLC, MJG Associates, Inc., Gabelli Securities, Inc., Gabelli Group Capital Partners, Inc., Gabelli Asset
Management Inc., and Mario J. Gabelli.

(2) Based on an amendment to Schedule 13G filed by T. Rowe Price Associates, Inc. ("Price Associates"), and T. Rowe
Price Small-Cap Value Fund, Inc., with the Securities and Exchange Commission dated February 14, 2005. T. Rowe Price
Small-Cap Value Fund, Inc., beneficially owns and has sole voting power with respect to 1,000,000 shares, representing
5.60% of the outstanding common stock. Price Associates has sole voting power with respect to 597,600 shares and sole dispositive power with respect to 640,500 shares. The 13G indicates that with respect to the shares held by Price
Associates, such shares are owned by various individual and institutional investors which Price Associates serves as investment advisor with power to direct investments.

(3) Based on a Form 3 filed by Werner Rietschle Holding GmbH with the Securities and Exchange Commission dated August
29, 2002. Werner Rietschle Holding GmbH is the legal entity from which the Corporation purchased substantially all of the assets of the Rietschle business in August 2002.

(4) Excludes 372 shares owned separately by Mr. Brown's spouse. Mr. Brown disclaims that he is the beneficial owner of any shares of which except for Rule 13d-3 he would not be deemed the beneficial owner.

(5) Includes shares that may be acquired pursuant to stock options exercisable within sixty days as follows: Mr.
Massaro, 18,000 shares; Mr. Jordan, 12,000 shares; Mr. Ferguson, 9,000 shares; and Mr. Lunding, 6,000 shares.

(6) Includes shares that may be acquired pursuant to stock options exercisable within sixty days as follows: Mr. Brown,
305,375 shares; Mr. Bissinger, 37,350 shares; Mr. Stuecker, 83,957 shares; Mr. Kregel, 20,306 shares; and all executive officers as a group, 446,988 shares.

(7) Includes 3,048 shares owned by the Dunbar Foundation, for which Mr. Dunbar serves as President. Mr. Dunbar disclaims beneficial ownership of such shares.

(8) Includes 14,430 shares held by the Thomas Industries Master Trust, as amended, of which Messrs. Ferguson, Jordan,
Lunding, and Massaro comprise the Compensation Committee. The Compensation Committee has the power to vote and direct disposition of such shares, except for certain restrictions placed upon the Compensation Committee by the Trustee in the event of a tender offer for the shares of the Corporation. Messrs. Ferguson, Jordan, Lunding, and Massaro disclaim beneficial ownership of such shares.

(9) Mr. Rietschle has 49% ownership and 51% voting control of Werner Rietschle Holding GmbH.

(10) The total number of shares of common stock of the Corporation reported for executive officers, directors, and nominees as a group is shown after eliminating duplication within the table.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

                              INDEPENDENT AUDITORS

     The firm of Ernst & Young LLP (Ernst & Young) was selected by the Audit Committee as independent auditors for fiscal year ending December 31, 2004.

     The Audit Committee will appoint the independent auditors for the 2005 fiscal year at a future Audit Committee meeting.

     Set forth below is a summary of certain fees paid to Ernst & Young for services for the years ended December 31, 2004 and December 31, 2003.

                                                       2004            2003
                                                       ----            ----
Audit Fees...................................       $ 2,052,500       $798,900
Audit-Related Fees...........................            29,500         92,200
Tax Fees.....................................           911,400        617,000
All Other Fees...............................            24,800         20,000
                                                   -------------   ------------
Total........................................       $ 3,018,200     $1,528,100
                                                    ===========     ==========

     Below is a description of the nature of services comprising the fees disclosed for each category above.

AUDIT FEES

     The Corporation estimates that the aggregate fees billed by its independent auditors for professional services rendered in connection with (i) the audit of the Corporation's annual financial statements set forth in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004, and the audit on internal controls, and (ii) the review of the Corporation's quarterly financial statements set forth in the Corporation's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004, June 30, 2004, and September 30, 2004, were $2,052,500. The Corporation paid Ernst & Young $798,900 for professional services rendered in connection with (i) the audit of the Corporation's annual financial statements set forth in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003, and (ii) the review of the Corporation's quarterly financial statements set forth in the Corporation's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2003, June 30, 2003, and September 30, 2003.

AUDIT-RELATED FEES

     The Corporation paid Ernst & Young $29,500 in 2004 for various audit related fees and $92,200 in 2003 for audit-related fees primarily resulting from the Rietschle acquisition.

TAX FEES

     Fees of $911,400 in 2004 and $617,000 in 2003 were paid to Ernst & Young by the Corporation for income tax compliance and consulting services.

ALL OTHER FEES

     The Corporation incurred fees for all other services rendered by Ernst & Young totaling $24,800 for 2004 and $20,000 for 2003 for certain services provided to our European operations.

     The Audit Committee has advised the Corporation it has determined that the non-audit services rendered by the Corporation's independent auditors during the years ending December 31, 2004 and December 31, 2003 are compatible with maintaining the independence of such auditors.

PRE-APPROVAL OF SERVICES BY THE EXTERNAL AUDITOR

     The Audit Committee has adopted a policy for pre-approval of audit and permitted non-audit services by the Corporation's external auditor. The Audit Committee will consider annually and, if appropriate, approve the provision of audit services by its external auditor and consider and, if appropriate, pre-approve the provision of certain defined audit and non-audit services. The Audit Committee will also consider on a case-by-case basis and, if appropriate, approve specific engagements that are not otherwise pre-approved. The Audit Committee pre-approved all audit and permitted non-audit services by the Corporation's external auditors in 2004.

     Any proposed engagement that does not fit within the definition of a pre-approved service may be presented to the Audit Committee for consideration at its next regular meeting or, if earlier consideration is required, to the Audit Committee or one or more of its members. The member or members to whom such authority is delegated shall report any specific approval of services at its next regular meeting. The Audit Committee will regularly review summary reports detailing all services being provided to the Corporation by its external auditor.

                                    PART IV.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b)     Exhibits

EXHIBIT NO.        EXHIBIT
-----------        -------

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

                               S I G N A T U R E S


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  THOMAS INDUSTRIES INC.


Date: April 18, 2005              By  /s/ Phillip J. Stuecker
                                      ----------------------------------------
                                      Phillip J. Stuecker
                                      Vice President and Chief Financial Officer