Form 10-Q
period 2005-03-31
THOMAS INDUSTRIES INC
filed 2005-05-10
CIK 97886

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q




     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended March 31, 2005


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

As of April 25, 2005, 17,853,675 shares of the registrant's Common Stock were outstanding (net of treasury shares).

PART I. - FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

                     THOMAS INDUSTRIES INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (IN THOUSANDS EXCEPT AMOUNTS PER SHARE)

                                                            THREE MONTHS ENDED
                                                                  MARCH 31
                                                           ---------------------
                                                              2005        2004
                                                           ---------------------


Net sales                                                  $109,969     $109,518
Cost of products sold                                        70,318       71,135
                                                           ---------------------
Gross profit                                                 39,651       38,383

Selling, general and administrative expenses                 30,669       29,000
Equity income from GTG                                         --          7,422
                                                           ---------------------
Operating income                                              8,982       16,805

Interest expense                                                126        1,026
Interest income                                               1,326          108
Other income (expense)                                          604          498
                                                           ---------------------
Income before income taxes                                   10,786       16,385

Income taxes                                                  3,354        5,735
                                                           ---------------------
Net income                                                 $  7,432     $ 10,650
                                                           =====================

Net income per share:
    Basic                                                  $   0.42     $   0.61
    Diluted                                                $   0.41     $   0.60

Dividends declared per share:                              $  0.095     $  0.095

Weighted average number of shares outstanding:
    Basic                                                    17,840       17,318
    Diluted                                                  18,172       17,779



See notes to condensed consolidated financial statements.

                                      THOMAS INDUSTRIES INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (DOLLARS IN THOUSANDS)

                                                                              (Unaudited)
                                                                                March 31  December 31
                                                                                  2005        2004 *
                                                                               ----------------------
ASSETS
Current assets:
    Cash and cash equivalents                                                  $  46,275    $ 133,472
    Short-term investments                                                       216,561      133,627
    Accounts receivable, less allowance
       (2005--$2,354; 2004--$2,303)                                               62,913       58,305
    Inventories:
           Finished products                                                      29,211       36,331
           Raw materials                                                          33,804       31,674
           Work in process                                                         8,534        7,202
                                                                               ----------------------
                                                                                  71,549       75,207
    Deferred income taxes                                                          4,983        5,101
    Other current assets                                                           7,825        7,514
                                                                               ----------------------
Total current assets                                                             410,106      413,226

Property, plant and equipment                                                    202,293      202,993
    Less accumulated depreciation and amortization                               (90,255)     (88,125)
                                                                               ----------------------
                                                                                 112,038      114,868
Goodwill                                                                          70,821       68,639
Other intangible assets, net                                                      25,761       22,659
Other assets                                                                       2,400        2,544
                                                                               ----------------------
Total assets                                                                   $ 621,126    $ 621,936
                                                                               ======================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                           $  20,825    $  17,999
    Accrued expense and other current liabilities                                 35,538       34,204
    Dividends payable                                                              1,696        1,689
    Income taxes payable                                                           2,696        1,758
    Current portion of long-term debt                                              1,765        1,797
                                                                               ----------------------
Total current liabilities                                                         62,520       57,447

Deferred income taxes                                                              8,842        8,978
Long-term debt, less current portion                                               6,913        7,751
Long-term pension liability                                                       12,170       12,170
Other long-term liabilities                                                        8,484        8,657
                                                                               ----------------------
Total liabilities                                                                 98,929       95,003

Shareholders' equity:
     referred stock, $1 par value, 3,000,000 shares authorized - none issued        -             -
    P                                                                               -             -
    Common stock, $1 par value, shares authorized: 60,000,000; shares
       issued: 2005 - 18,676,014; 2004 - 18,648,723                               18,676       18,649
    Capital surplus                                                              150,203      149,586
    Deferred compensation                                                          1,953        1,558
    Treasury stock held for deferred compensation                                 (1,953)      (1,558)
    Retained earnings                                                            329,535      323,799
    Accumulated other comprehensive income                                        35,842       46,958
    Less cost of 822,339 treasury shares                                         (12,059)     (12,059)
                                                                               ----------------------
Total shareholders' equity                                                       522,197      526,933
                                                                               ----------------------
Total liabilities and shareholders' equity                                     $ 621,126    $ 621,936
                                                                               ======================

* Derived from the audited December 31, 2004 consolidated balance sheet.
See notes to condensed consolidated financial statements.


                                      THOMAS INDUSTRIES INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
                                              (DOLLARS IN THOUSANDS)

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31
                                                                                   ----------------------
                                                                                      2005       2004
                                                                                   ----------------------
OPERATING ACTIVITIES

Net income                                                                         $   7,432    $  10,650

Adjustments to reconcile net income to net cash (used in) provided by operating activities:

      Depreciation and intangible amortization                                         4,578        4,017

      Deferred income taxes                                                              471         (515)

      Equity income from GTG                                                            --         (7,422)

      Other items                                                                        178          158

      Changes in operating assets and liabilities net of effect of acquisitions:

            Accounts receivable                                                       (6,538)      (6,865)

            Inventories                                                                1,913       (2,674)

            Accounts payable                                                            (335)       2,707

            Income taxes payable                                                         706        5,439

            Accrued expenses and other current liabilities                            (2,412)       1,355

            Other                                                                        713       (1,309)
                                                                                   ----------------------
Net cash provided by operating activities                                              6,706        5,541


INVESTING ACTIVITIES

Purchases of property, plant and equipment                                            (4,209)      (3,740)

Proceeds from sale of property, plant and equipment                                       87            2

Purchases of marketable securities                                                  (134,573)        --

Proceeds from sale of marketable securities                                           51,639         --

Purchase of companies, net of cash acquired                                           (8,532)        --
                                                                                   ----------------------
Net cash used in investing activities                                                (95,588)      (3,738)



FINANCING ACTIVITIES

Proceeds from short-term debt, net                                                      --            171

Payments on long-term debt                                                              (547)     (10,769)

Proceeds from long-term debt                                                             119       16,534

Dividends paid                                                                        (1,689)      (1,642)

Other                                                                                    255        1,082
                                                                                   ----------------------
Net cash (used in) provided by financing activities                                   (1,862)       5,376


Effect of exchange rate changes                                                        3,547          117
                                                                                   ----------------------
Net (decrease) increase in cash and cash equivalents                                 (87,197)       7,296

Cash and cash equivalents at beginning of period                                     133,472       23,933
                                                                                   ----------------------
Cash and cash equivalents at end of period                                         $  46,275    $  31,229
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

The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. In the opinion of the Company's management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the financial position and the results of operations. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Note B - Acquisitions
---------------------

On January 10, 2005, the Company acquired certain assets of the side channel blower business of Ruey Chaang Electric Co., Ltd. of Taipei, Taiwan for approximately $12 million. A partial payment of $8.4 million in cash was paid in January 2005, with the balance payable in the third quarter of 2005. A tentative purchase price allocation was made and reflected in the March 31, 2005 financial statements. This allocation is preliminary as the Company gathers additional information about the fair value of assets acquired. Accordingly, the amounts recorded will change as the allocation is finalized.

The aggregate purchase price consists of (in thousands):

Cash                                        $12,000
Transaction costs                               185
                                            -------
Total aggregate purchase price              $12,185
                                            =======

The following summarizes the estimated fair values of the assets acquired at the date of acquisition (in thousands):

Cash                                  $    53
Inventory                                 674
Property, plant and equipment             885
Other intangibles                       4,476
                                      -------
                                        6,088

Goodwill                                6,097
                                      -------
Aggregate purchase price              $12,185
                                      =======

The other intangible assets are being amortized on a straight line basis over a useful life range of three to ten years. The goodwill is allocated to the Pump and Compressor Segment.

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
                                                     =========

Note C - Sale of 32% Interest in GTG
------------------------------------

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

The Company's adjusted book basis in GTG as of July 31, 2004 was as follows (in millions):

    Investment in GTG at July 31, 2004                             $230.5
    Thomas' adjustment for accelerated option expense
       treated as a transaction cost                                  (.2)
    Other comprehensive loss items:
       Minimum pension liability                                      5.5
       Foreign currency translation                                    .5
                                                                   ------
    Adjusted GTG book basis at July 31, 2004                       $236.3
                                                                   ======

The gain on the sale of GTG, which the Company recorded in the third quarter of 2004, was calculated as follows (in millions):

    Total sale price                                               $400.9
    Transaction costs                                                (4.2)
                                                                   ------
    Net proceeds                                                    396.7

    Adjusted book basis at July 31, 2004                           (236.3)
                                                                   -------
    Pre-tax book gain                                               160.4

    Income taxes                                                    (76.3)
                                                                   -------
    Net after-tax gain                                             $ 84.1
                                                                   =======

    Earnings per share - diluted  $  4.74

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

In 2004, a letter was received from the Wisconsin Department of Natural Resources (WDNR) indicating that the Company was solely responsible for remediation of a former manufacturing facility located in Fort Atkinson, Wisconsin, which was sold by the Company in 1985. In response to WDNR's demand, the Company has engaged a consultant to perform an initial hydrogeologic site investigation. This initial site investigation found elevated levels of volatile organic compounds including tetrachlorothene and its daughter products. This site investigation will be expanded to determine the extent of the contamination and to develop a remediation work plan. The Company provided a reserve of $900,000 in the third quarter and an additional $200,000 in the fourth quarter of 2004, respectively, for anticipated future costs associated with remediation of this site.

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

Changes in the Company's environmental reserve at March 31, 2005 and 2004 are as follows (in thousands):

                                                        THREE MONTHS
                                                        ENDED MARCH 31
                                                        --------------
                                                  2005                 2004
                                                  ----                 ----
    Balance at beginning of period               $2,182               $1,321
    Environmental accruals                            -                    -
    Expenditures                                    (79)                 (76)
                                                 ------               ------
    Balance at end of period                     $2,103               $1,245
                                                 ======               ======

Note E - Comprehensive Income
-----------------------------

The reconciliation of net income to comprehensive income follows (in thousands):

                                                          THREE MONTHS
                                                         ENDED MARCH 31
                                                         --------------
                                                     2005             2004
                                                     ----             ----
Net income                                         $  7,432         $10,650
Other comprehensive income (loss):
   Minimum pension liability (increase)                   -               7
      Related tax (benefit) expense                       -
                                                                         (3)
   Derivative adjustment                               (685)           (293)
      Related tax (benefit) expense                     260             111
   Foreign currency translation                     (10,691)         (7,458)
                                                    -------          ------
Total change in other comprehensive income          (11,116)         (7,636)
                                                    -------          ------

Total comprehensive (loss) income                  $ (3,684)        $ 3,014
                                                   ========         =======
Note F - Net Income Per Share
-----------------------------

The computation of the numerator and denominator in computing basic and diluted net income per share follows (in thousands):

                                                           THREE MONTHS
                                                          ENDED MARCH 31
                                                          --------------
                                                       2005              2004
                                                       ----              ----
Numerator:
    Net income                                        $ 7,432         $10,650
                                                      =======         =======
Denominator:
    Weighted average shares outstanding                17,840          17,318
Effect of dilutive securities:
    Director and employee stock options                   282             445
    Employee performance shares                            50              16
                                                      -------         -------
Dilutive potential common shares                          332             461
                                                      -------         -------
Denominator for diluted earnings per share
-        adjusted weighted average shares and
     assumed conversions                               18,172          17,779
                                                      =======          ======

Note G - Segment Disclosures
----------------------------

                                                   THREE MONTHS
(In thousands)                                     ENDED MARCH 31
                                                   -------------
                                               2005               2004
                                               ----               ----
Net Sales
         Pump and Compressor                 $109,969          $109,518
         Lighting                                   -                 -
                                             --------          --------
                                             $109,969          $109,518
                                             ========          ========
Operating income
         Pump and Compressor                  $12,201          $ 11,643
         Lighting*                                  -             7,422
         Corporate                             (3,219)           (2,260)
                                             --------          --------
                                             $  8,982          $ 16,805
                                             ========          ========

*Consists of equity income of $7,512,000 in 2004 from our previous 32% interest in the joint venture, Genlyte Thomas Group LLC (GTG), less $ 90,000 in 2004 related to expense recorded for Thomas stock options issued to GTG employees. The 2005 amount for the three month period is not comparable to 2004 since the Company sold its 32% interest in GTG on July 31, 2004.

Note H - Goodwill and Other Intangible Assets
---------------------------------------------

     The changes in net carrying amount of goodwill for the three months ended March 31, 2005 were as follows (in thousands):

                                                THREE MONTHS ENDED
                                                   MARCH 31, 2005
                                                   --------------
   Balance at beginning of period                    $ 68,639
   Adjustments to Ruey Chaang acquisition               6,097
   Adjustments to Rietschle acquisition                  (997)
   Translation adjustments and other                   (2,918)
                                                     --------
   Balance at end of period                          $ 70,821
                                                     ========

The goodwill included in the balance sheets is related to the Pump and Compressor Segment. There have been no indicators of impairment noted during the three months ended March 31, 2005.

Certain intangible assets have definite lives and are being amortized. Amortizable intangible assets consist of the following (in thousands):

                               MARCH 31, 2005                                 DECEMBER 31, 2004
                  -----------------------------------------     ----------------------------------------------
                                           ACCUMULATED                                        ACCUMULATED
                   LIFE       COST         AMORTIZATION            LIFE          COST         AMORTIZATION
                   ----       ----         ------------            ----          ----         ------------

   Licenses        18-19     $    477     $    218                 18-19     $     487        $   218
   Patents         5-20         6,069        1,362                 5-20          6,320          1,295
   Other           1-10         8,567        1,674                 1-10          4,267          1,470
                           --------------------------------                  ---------------------------------
   Total                   $15,113         $ 3,254                           $11,074          $2,983
                           ================================                  =================================


The total intangible amortization expense for the three months ended March 31, 2005 and 2004 was $408,000 and $219,000, respectively.

The estimated amortization expense for the next five years beginning January 1, 2005 through December 31, 2009 is as follows (in thousands):

             2005          $1,651
             2006           1,651
             2007           1,641
             2008           1,256
             2009           1,153

The Company has various trademarks totaling $13,210,000 at March 31, 2005 and $13,876,000 at December 31, 2004, that are not amortized. Also included in other intangible assets is an intangible asset associated with the minimum pension liability of $692,000 as of March 31, 2005 and December 31, 2004.

Note I - Long-lived Assets
--------------------------

The Company periodically evaluates the recoverability of the carrying amount of long-lived assets (including property, plant and equipment, and intangible assets with determinable lives) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. We evaluate events or changes in circumstances based on a number of factors including operating results, business plans and forecasts, general and industry trends and economic projections and anticipated cash flows. An impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in earnings. We also continually evaluate the estimated useful lives of all long-lived assets and when warranted revise such estimates based on current events. There were no significant impairment charges recorded in the three months ended March 31, 2005 and 2004.

Note J - Genlyte Thomas Group LLC (GTG)
---------------------------------------

The following table contains certain unaudited financial information related to our joint venture interest in GTG. As discussed in Note C - Sale of 32% Interest in GTG, the Company sold its interest in GTG effective with the close of business on July 31, 2004.

                            Genlyte Thomas Group LLC
                    Condensed Unaudited Financial Information
                             (Dollars in Thousands)

                                                               MARCH 31, 2004
                                                               --------------
GTG balance sheets:
   Current assets                                                $471,149
   Long-term assets                                               287,014
   Current liabilities                                            188,741
   Long-term liabilities                                           51,750

                                                             THREE MONTHS ENDED
                                                               MARCH 31, 2004
                                                               --------------
GTG income statements (unaudited):
   Net sales                                                     $277,362
   Gross Profit                                                    95,116
   Earnings before interest and taxes                              25,219
   Net income                                                      23,474

Amounts recorded by Thomas Industries Inc.:
   Equity income from GTG                                        $  7,512
   Stock option expense                                               (90)
                                                                 --------
   Equity income reported by Thomas                              $  7,422
                                                                 ========

Changes in the Company's investment in GTG for March 31, 2004 are as follows (in thousands):

                                                         THREE MONTHS ENDED
                                                           MARCH 31, 2004
                                                           --------------
Balance at beginning of period                                 $214,405

GTG gross equity earnings                                         7,512
GTG cash distributions                                                -
                                                               --------
GTG currency translation adjustment                                (612)
GTG minimum pension adjustment & other                               48
                                                               --------
Balance at end of period                                       $221,353
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

Included in stock option activity, but accounted for in accordance with SFAS No. 123, are options granted to GTG employees, for which the Company has recorded compensation expense. This compensation expense, shown net of tax, is also included in the pro forma information below for only the 2004 period, since the Company sold its 32% joint venture interest in GTG on July 31, 2004.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                                  THREE MONTHS ENDED
                                                                        MARCH 31
                                                                        --------
                                                                  2005          2004
                                                                  ----          ----
Net income (as reported)                                         $7,432       $10,650
Add: Stock-based compensation expense for GTG employees
   included in reported net income, net of related tax
   effect                                                             -            81
Add: Stock-based employee compensation expense included
   in reported net income, net of related tax effect
                                                                     69             -
Deduct:  Total stock-based employee compensation
   determined under fair value based method for all
   awards, net of related tax effect                               (157)         (195)
                                                               ---------    ----------
Net income (pro forma)                                           $7,344       $10,536
                                                               ========     =========

Net income per share (Basic) -        As reported              $   .42       $   .61
                                          Pro forma                .41           .61
Net income per share (Diluted) -     As reported                   .41           .60
                                          Pro forma                .40           .59


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

Changes in the Company's warranty liability for the three months ended March 31, 2005 and 2004 are as follows (in thousands):

                                                          THREE MONTHS ENDED
                                                                MARCH 31
                                                                --------
                                                           2005         2004
                                                           ----         ----
   Balance at beginning of period                         $5,338       $5,382
   Warranty accruals                                         840          970
   Settlements made and other                             (1,098)        (835)
                                                          ------       ------
   Balance at end of period                               $5,080       $5,517
                                                          ======       ======

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

Note N - Pension and Other Postretirement Benefit Costs
-------------------------------------------------------

The components of net periodic benefit cost consisted of the following:

                                                                                                     OTHER
Three months ended March 31:                                    PENSION BENEFITS                POSTRETIREMENT
----------------------------                                    -----------------                  BENEFITS
                                                                                                   --------
                                             FOREIGN PLANS             U.S. PLANS                  U.S. PLANS
                                         --------------------------------------------------- -----------------------
                                          2005         2004         2005         2004           2005       2004
                                         ------------ ------------ ------------ ------------ ----------- -----------
Service cost                              $   66      $   62        $   88      $   84          $ 28       $ 21
Interest cost                                159         141           137         131            29         23
Expected return on plan assets                 -           -          (164)       (144)           -           -
Other amortization and deferral               11           4            57          60            14         10
                                          ------      ------        ------      ------          ----       ----
Net Periodic Benefit cost                 $  236      $  207        $  118      $  131          $ 71       $ 54
                                          ======      ======        ======      ======          ====       ====


As of March 31, 2005, no contributions have been made, but the Company anticipates contributions to the plans of $670,000 for 2005.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"), which introduces a Medicare prescription drug benefit, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit, was enacted. On May 19, 2004, the FASB issued Financial Staff Position No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", ("FSP 106-2") to discuss certain accounting and disclosure issues raised by the Act. FSP 106-2 addresses accounting for the federal subsidy for the sponsors of single employer defined benefit postretirement healthcare plans and disclosure requirements for plans for which the employer has not yet been able to determine actuarial equivalency. Except for certain nonpublic entities, FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. We have not yet concluded whether the prescription drug benefits provided under our postretirement plan are actuarially equivalent to the Medicare benefit as necessary to qualify for the subsidy. The reported net periodic benefit costs of our postretirement plan in the table above do not reflect the effects of the Act. Adoption of FSP 106-2 could require revisions to previously reported information. While we may be eligible for benefits under the Act based on the prescription drug benefits provided in our postretirement plan, we do not believe such benefits will have a material impact on our consolidated financial statements.

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

                                            Beginning Balance                                     Ending Balance
         Exit Costs:                         at Jan. 1, 2004        Accruals    Expenditures     at Dec. 31, 2004
                                             ---------------        --------    ------------     ----------------
         Severance                                        -          $1,642         $(1,622)            $20
         Contract termination                             -               8              (8)              -
                                                  ---------          ------         -------             ---
         Total exit costs                                 -          $1,650         $(1,630)            $20
                                                  =========          ======         =======             ===


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

Approximately $2.7 million of the costs associated with this exit activity were recorded in selling, general and administrative (SG&A) expenses of the Pump and Compressor Segment for the twelve months ended December 31, 2004, while $.1 million of expense related to loss on asset disposal was recorded in Other Income (Expense) for the twelve months ended December 31, 2004. The first quarter of 2004 included expenses of $.8 million, which were recorded in SG&A expenses.

The following table describes the 2005 activity and the exit liability as of March 31, 2005 (in thousands):

                                               Beginning Balance                                     Ending Balance
         Exit Costs:                            at Jan. 1, 2005        Accruals    Expenditures     at March 31, 2005
                                                ---------------        --------    ------------     -----------------
         Severance                                    $20                  -         $  (4)                $16
         Contract termination                           -                  -             -                   -
                                                      ---                ---         -----                 ---
         Total exit costs                             $20                  -         $  (4)                $16
                                                      ===                ===         ======                ===


No additional exit cost charges or other shutdown related expenses are expected related to the Wuppertal facility.

Note Q - Recent Accounting Pronouncements
-----------------------------------------

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (FASB 123R), Share-Based Payment. FASB 123R will require the Company to expense share-based payments, including employee stock options, based on their fair value. The Company is required to adopt the provisions of FASB 123R effective as of the beginning of its first quarter in 2006; however, earlier adoption in 2005 is allowed. FASB 123R provides alternative methods of adoption which include prospective application and a modified retroactive application. The Company adopted the fair-value method of accounting for share-based payments effective January 1, 2003 using the prospective method described in FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Currently, the Company uses the Black-Scholes-Merton formula to estimate the value of stock options granted to employees and expects to continue to use this acceptable option valuation model upon the required adoption of Statement 123R in 2006. Because Statement 123R must be applied not only to new awards, but to previously granted awards that are not fully vested on the effective date, and because the Company adopted Statement 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation cost for some previously granted awards that were not recognized under Statement 123 will be recognized under Statement 123R. However, had we adopted Statement 123R in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share noted above. Statement 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when those employees exercise stock options), the amount of operating cash flows recognized in the three months ended March 31 for such excess tax deductions were $127,000, and $328,000, in 2004 and 2003, respectively.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
The Company operates in the Pump and Compressor Segment. The Pump and Compressor Segment designs, manufactures, markets, sells and services pump and compressor products through worldwide operations. In August 2002, we significantly increased the size of our pump and compressor business by acquiring substantially all the assets and liabilities of Werner Rietschle Holding GmbH ("Rietschle"), a privately held company based in Schopfheim, Germany. On January 10, 2005, the Company acquired certain assets of the side channel blower business of Ruey Chaang Electric Co., Ltd of Taipei, Taiwan for approximately $12.0 million. This acquisition will enhance the Company's Asian presence and provide further opportunities for growth through our global distribution network. The Pump and Compressor Segment supplies products to original equipment manufacturers (OEMs) in such markets as medical equipment, environmental, automotive, printing, packaging and many others. An important market for the Company is medical equipment, which includes compressors used in oxygen concentrators, nebulizers, aspirators, and other devices.

As previously announced, sales to the OEM oxygen concentrator market were reduced in 2004 by $6.8 million as a result of the loss of one of our customer's oxygen concentrator product lines to a competitor beginning late in the second quarter of 2004. Net sales were $2.9 million lower in the first quarter of 2005 versus the first quarter of 2004, as a result of this customer loss. Even with the loss of these sales, the Company believes it has the leading share in the oxygen concentrator market worldwide. Pricing in this market has continued to decline due to competition and threat of lower cost foreign manufacturers.

In order to reduce our cost structure and remain price competitive, the Company constructed a manufacturing facility in China during late 2004, which should be in production in the first half of 2005. The Company incurred no restructuring or exit costs in 2004 at existing facilities in connection with this production transfer and have no plans for any of these costs in 2005. We also had no asset impairment charges or reduction in expected service lives of assets at existing facilities related to this production transfer in 2004 and expect none in 2005. During 2003, we closed our manufacturing facility in Fleurier, Switzerland, and relocated this production to other facilities. In 2003, we also built and opened a new facility in Memmingen, Germany and relocated our operations from an older leased facility late in 2003. This new facility allows the Company to produce in a more efficient manner and consolidate production. In February 2004, the Company announced the closing of its Wuppertal, Germany manufacturing facility, which generated approximately $.8 million of one-time costs in the first quarter of 2004 and a total of $2.8 million for the full year for 2004. Production from the Wuppertal facility was transferred to the new Memmingen facility. We believe these steps were necessary to better position the Company for future growth opportunities and cost reductions.

We have received certain commodity cost increases, which have impacted our costs, although we attempt to offset these with price increases and ongoing cost reduction programs. The Company is also experiencing increased costs related to requirements of Section 404 of the Sarbanes-Oxley Act. During the second, third and fourth quarters of 2004, the Company recorded approximately $1.5 million in the aggregate of pre-tax charges related to internal control documentation and testing for Sarbanes-Oxley compliance. We expect to have continued Sarbanes-Oxley compliance related costs in 2005 and have recorded $.4 million of expense during the first quarter of 2005.

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

On March 9, 2005, we announced that we have entered into an Agreement and Plan of Merger ("Merger Agreement") with Gardner Denver, Inc. Under the terms of the Merger Agreement, Gardner Denver will pay $40.00 per share in cash for all of the issued and outstanding shares of common stock of Thomas. The transaction is conditioned on obtaining requisite approval from the shareholders of Thomas, necessary regulatory approvals and other customary closing conditions. Early termination of the Hart-Scott-Rodino Act waiting period was granted on April 14, 2005 and the transaction was cleared by the Norwegian competition authorities earlier this month. The transaction is still under review by the German antitrust authorities. Upon closing of the acquisition, Thomas will become a subsidiary of Gardner Denver and will no longer be a publicly traded company. The parties expect to close the transaction during 2005.

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

Revenue Recognition: Revenue from product sales is recognized upon title transfer, which occurs upon shipment, based on our customary terms of sale, which are FOB shipping point. We do have exceptions to this general policy which are described as follows:

     1) Revenues from service and repair activities are less than 10% of our total sales. Some of these service and repair revenues do not involve a shipment of product, but instead, relate to the performance of a service or repair. Billings for these activities are not made until the service activity has occurred. There are other instances where we offer customers an annual service contract, which we invoice in twelve monthly billings.

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

Contingencies and Litigation: As discussed in "Note D - Contingencies" in the notes to condensed consolidated financial statements, the Company is a party to legal proceedings and claims, as well as environmental rules and regulations. When costs can be reasonably estimated, appropriate liabilities for such matters are recorded. While management currently believes the amount of ultimate liability, if any, with respect to these actions will not materially affect the consolidated financial position, results of operations, or liquidity of the Company, the ultimate outcome of these matters is uncertain. Were an unfavorable outcome to occur, the impact could be material to the Company.

RESULTS OF OPERATIONS
The Company's net income was $7.4 million in the first quarter of 2005, compared to $10.7 million in the same period in 2004. The 2004 first quarter included after-tax income from the GTG joint venture interest, while the 2005 first quarter net income included no GTG earnings, since the joint venture interest was sold effective July 31, 2004.

PUMP AND COMPRESSOR SEGMENT
Net sales for the Pump and Compressor Segment increased .4% to $110.0 million in the first quarter of 2005, compared to $109.5 million in the 2004 first quarter. The 2005 first quarter net sales included an estimated $3.9 million related to the effects of exchange rate fluctuations and approximately $1.6 million related to the Ruey Chaang acquisition. Excluding these items, 2005 net sales were down $5.0 million from 2004 first quarter levels. Approximately $2.9 million of the $5.0 million shortfall relates to lower oxygen concentrator sales from one customer lost to a competitor beginning late in the second quarter of 2004. The North American operations net sales were down $2.8 million, or 6.7%, from last year's first quarter levels, due primarily to the oxygen concentrator customer mentioned above. The European operations had a $1.1 million, or 1.9% net sales increase for the 2005 first quarter compared to 2004. The European operations 2005 net sales included approximately $3.5 million related to exchange rate fluctuations. Excluding the exchange rate impact, the European operations had a $2.4 million net sales decrease in the first quarter of 2005 versus 2004, which was primarily due to lower sales in the environmental ($.7 million) and industrial ($.8 million) markets. Asia Pacific reported a $2.2 million, or 22.5% increase in net sales compared to the first quarter of 2004. This increase was primarily related to the Ruey Chaang acquisition ($1.6 million) and an estimated $.4 million related to exchange rate fluctuation.

Gross profit for the Pump and Compressor Segment in the first quarter of 2005 was $39.7 million, or 36.1% of net sales, compared to $38.4 million, or 35.0% of net sales in the first quarter of 2004. The improvement in gross margin percentage is primarily due to sales mix, as well as factory rationalization projects initiated prior to 2005 and ongoing cost reductions programs.

The Pump and Compressor Segment's selling, general and administrative (SG&A) expenses were $27.4 million, or 25.0% of net sales, in the first quarter of 2005, compared to $26.7 million, or 24.4% of net sales for the same period in 2004. The 2005 SG&A expenses include patent litigation expenses of $.6 million, China manufacturing facility start up costs of $.3 million, and additional engineering expenses of $.3 million due to ongoing projects. The 2004 SG&A expenses include Wuppertal shutdown expenses of $.8 million.

Pump and Compressor Segment operating income for the first quarter of 2005 was $12.2 million, or 11.1% of net sales, compared to $11.6 million, or 10.6% of net sales in the first quarter of 2004. The increase in operating income is primarily related to improvements in gross profit margins noted in an earlier paragraph. The North American operations reported a decrease in operating income by 19.5% from 2004 levels. This decrease was primarily related to the loss of an oxygen concentrator customer and the $.6 million of patent litigation costs. The European operations posted a 49.4% increase in operating income over the comparable 2004 period. This increase was primarily due to favorable sales mix, as well as cost reduction programs and the 2004 Wuppertal shutdown expense of $.8 million included in the results for the first quarter of 2004. Asia Pacific reported a 17.7% decrease in operating income from 2004 levels, due primarily to the China start up expenses of $.3 million recorded in the first quarter of 2005.

LIGHTING SEGMENT
The Genlyte Group Incorporated (Genlyte) and Thomas formed the Genlyte Thomas Group LLC (GTG) on August 30, 1998. Effective with the close of business on July 31, 2004, Thomas sold its 32% interest in GTG to Genlyte for approximately $400.9 million. Thomas' investment in GTG was accounted for using the equity method of accounting. The Lighting Segment's operating income for the first quarter of 2004 includes the Company's 32% interest in GTG, as well as expenses related to Thomas stock options issued to GTG employees. The Lighting Segment operating income for the first quarter of 2004 was $7.4 million, compared to no operating income in the first quarter of 2005, due to the sale of GTG on July 31, 2004.

CORPORATE
As disclosed in "Note G - Segment Disclosures" in the notes to condensed consolidated financial statements, consolidated operating income includes corporate expenses. Corporate expenses were $3.2 million for the first quarter of 2005, compared to $2.3 million for the comparable period in 2004. The increase in the 2005 first quarter relates to additional expenses of $1.6 million for legal and professional fees related to the proposed Gardner Denver transaction, which were partially offset by a favorable adjustment of $.7 million due to a change in the Kentucky license tax regulations.

Interest expense for the three months ended March 31, 2005 was $.1 million compared to $1.0 million for 2004. The reduction in 2005 was primarily related to the pay down of long-term debt that occurred with the application of the proceeds from the July 31, 2004 sale of GTG.

Interest income for the first quarter of 2005 was $1.3 million, compared to $.1 million for the 2004 first quarter. The increase in 2005 was due to the investment of the net amount received on August 2, 2004 from the sale of GTG. The net amount represents proceeds received less long-term and short-term debt pay offs, as well as associated income tax and transaction cost payments. The net amount was invested in available-for-sale securities, which included tax advantaged debt securities.

Other income (expense) for the three months ended March 31, 2005 was income of $.6 million, compared to income of $.5 million in the comparable 2004 period. The amounts were primarily related to foreign currency transaction gains.

Income tax provisions were $3.4 million for the first quarter of 2005 and $5.7 million for the comparable period in 2004. The effective income tax rate was 31.1% in 2005, compared to 35.0% for 2004. The decrease in the effective tax rates was primarily related to the impact of interest income from tax advantaged debt securities, which are tax exempt for federal purposes and in certain states.

LIQUIDITY AND SOURCES OF CAPITAL
Cash flows provided by operations in the quarter ended March 31, 2005 were $6.7 million compared to cash flows provided by operations of $5.5 million in the 2004 three month period. The increase in 2005 primarily relates to better working capital management of inventory.

Cash used in investing activities was $95.6 million for the first three months of 2005 compared to cash used in investing activities of $3.7 million in the comparable 2004 period. The 2005 amount includes capital expenditures of $4.2 million, the net $82.9 million purchase of short-term investments, and $8.5 million paid by the Company for the Ruey Chaang acquisition. The 2004 amount includes capital expenditures of $3.7 million.

Financing activities used cash of $1.9 million in the first three months of 2005 and provided cash of $5.4 million in the first three months of 2004. The increase in 2005 of cash used in investing activities relates primarily to additional net long-term debt proceeds of $5.8 million in 2004.

Dividends paid in the first quarter of 2005 and 2004 were $1.7 million and $1.6 million, respectively.

As of March 31, 2005, the Company had standby letters of credit totaling $3,080,000 with expiration dates during 2005. The Company anticipates that these letters of credit will be renewed at their expiration dates.

The Company announced in December 1999 that it planned to repurchase, from time to time depending on market conditions and other factors, up to 15 percent, or 2,373,000 shares, of its outstanding Common Stock in the open market or through privately negotiated transactions at the prevailing market prices. No purchases were made under this repurchase plan during the first three months of 2005 or in 2004. Under the December 1999 repurchase plan, the Company has purchased, on a cumulative basis through March 31, 2005, 879,189 shares at a cost of $17.3 million, or an average cost of $19.72 per share. The Company plans to fund any purchase of Company stock through its current cash position.

Working capital decreased from $355.8 million at December 31, 2004, to $347.6 million at March 31, 2005, primarily due to an increase of approximately $7.5 million of accruals which relate to the additional payments due for the January 2005 Ruey Chaang acquisition of $3.6 million and the July 2003

Aldax acquisition of $1.1 million, as well as higher legal fees for the proposed Gardner Denver transaction.

                                         March 31,    December 31,
(Dollars in thousands)                     2005           2004
                                           ----           ----

Working capital                        $   347,586    $   355,779
Current ratio                                 6.56           7.20
Long-term debt, less current portion   $     6,913    $     7,751
Long-term debt to total capital                1.3%           1.4%

As of March 31, 2005, the Company had $216.6 million of short-term investments on the balance sheet. Short-term investments are classified as available-for-sale securities and include tax advantaged debt securities with original maturities ranging from four to 38 years. These debt securities are callable at par value (cost) based on seven to 35 days notification to the bondholders. The Company has the option to either sell or put these securities every seven to 35 days and these securities will normally be held for less than one year. The securities are carried on the balance sheet at fair market value, which is equivalent to cost. Current period adjustments to the carrying value of available-for-sale securities would be included in accumulated other comprehensive income within stockholder's equity. Because of the nature of all these investments, cost does not differ from fair market value, so there are no such adjustments to the carrying value.

The Company has no loan agreements that include restrictions on working capital, operating leases, tangible net worth, and the payment of cash dividends and stock distributions.

As of March 31, 2005, the Company had no line of credit facilities with its banks. As of March 31, 2005, the Company's long-term debt consisted of only capitalized lease obligations. As of March 31, 2005 and 2004, management was aware of no relationships with any other unconsolidated entities, financial partnerships, structured finance entities, or special purpose entities which were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

The statements contained in the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as other statements contained in this Form 10-Q Report and statements contained in future filings with the Securities and Exchange Commission and publicly disseminated press releases, and statements which may be made from time to time in the future by management of the Company in presentations to shareholders, prospective investors, and others interested in the business and financial affairs of the Company, which are not historical facts, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Any projections of financial performance or statements concerning expectations as to future developments should not be construed in any manner as a guarantee that such results or developments will, in fact, occur. There can be no assurance that any forward-looking statement will be realized or that actual results will not be significantly different from that set forth in such forward-looking statement. In addition to the risks and uncertainties of ordinary business operations, the forward-looking statements of the Company referred to above are also subject to the risks and uncertainties set forth in our annual report on Form 10-K for the year ended December 31, 2004.

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company has short-term investments, including cash equivalents, of $242.7 million as of March 31, 2005, that bear interest at variable rates. A 100 basis point movement in the interest rate would result in an approximate $2,427,000 annualized effect on interest income and cash flows.

The Company has significant operations consisting of sales and manufacturing activities in foreign countries. As a result, the Company's consolidated financial results could be significantly affected by factors such as changes in currency exchange rates or changing economic conditions in the foreign markets in which the Company manufactures or distributes its products. Currency exposures for our Pump and Compressor Segment are concentrated in Germany but exist to a lesser extent in other parts of Europe, Asia and South America. The Company's objective is to reduce earnings and cash flow volatility associated with foreign exchange rate changes to allow management to focus its attention on its core business issues and challenges. Accordingly, the Company enters into foreign currency forward contracts that change in value as foreign exchange rates change to protect the value of anticipated foreign currency revenues and expenses. The gains and losses on these contracts offset changes in the value of the underlying transactions as they occur. The Euro is the only currency hedged. At March 31, 2005, the Company held forward contracts expiring through March 2006 to hedge probable, but not firmly committed, intercompany inventory purchases. These hedging contracts are classified as cash flow hedges and accordingly, are adjusted to current market values through other comprehensive income until the underlying transactions are recognized. Upon recognition, such gains and losses are recorded in operations as an adjustment to the carrying amounts of the underlying transactions in the period in which these transactions are recognized. At March 31, 2005, the foreign currency forward contracts had a notional amount of Euro 6,000,000 and a fair value of approximately $101,050. The fair value of the foreign currency forward contracts, which represents an asset, is included in other current assets. The amount of pre-tax net gain deferred through other comprehensive income as of March 31, 2005 was approximately $53,000. There was $128,000 of gain recognized in the three months ended March 31, 2005. A 100 basis point movement in foreign currency rates on the Company's open foreign exchange contracts at March 31, 2005 would not materially affect the Company's consolidated financial statements.

ITEM 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Commission Act of 1934, as amended) as of the end of the period covered by this report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the evaluation date, the Company disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and that the information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION
-------   -----------------

ITEM 6.  Exhibits

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

                                     THOMAS INDUSTRIES INC.
                   -------------------------------------------------------------
                                          Registrant

                   /s/ Phillip J. Stuecker
                   -------------------------------------------------------------
                   Phillip J. Stuecker, Vice President & Chief Financial Officer

Date:  May 9, 2005